Form 10QSB
period 2001-09-30
RUBICON MEDICAL INC
filed 2001-11-19
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                          Commission File No. 33351414



                           Rubicon Medical Corporation
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)



Delaware                                                              87-0361403
-------------------------------                              -------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)



2064 W. Alexander, Salt Lake City, Utah                                    84119
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

          Issuer's telephone number, including area code:(801) 886-9000
                                                         --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               YES X             NO



The Issuer had 48,673,334 outstanding shares of common stock on October 30, 2001.

                           Rubicon Medical Corporation
                           ---------------------------


                                      INDEX
                                      -----


   PART 1. FINANCIAL INFORMATION                                            Page
                                                                            ----

   Condensed Consolidated Balance Sheet - September 30, 2001 (Unaudited)       2

   Condensed Consolidated Statement of Operations - Three-
     and Nine Months Ended September 30, 2001 and 2000 (Unaudited)             3

   Condensed Consolidated Statement of Cash Flows - Nine Months Ended
     September 30, 2001 and 2000 (Unaudited)                                   4

   Notes to Condensed Consolidated Financial Statements (Unaudited)            5

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      11


PART II. OTHER INFORMATION                                                    16


SIGNATURES                                                                    17

                          Part I. Financial Information

                          Item I. Financial Statements
                           Rubicon Medical Corporation
                              Financial Statements
                                   (Unaudited)

                  FORWARD LOOKING INFORMATION AND RISK FACTORS

         Rubicon Medical Corporation (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operation, press release and filings with the Securities and Exchange Commission, regarding estimated future net revenues from operations, planned capital expenditures (including the amount and nature thereof), the Company's projected financial position, results of operations, business strategy and other plans and objectives for future operations. These statements are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance.

         Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or results of operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include but are not limited to the Company's manufacturing process, reaching the milestones of the Abbott Agreement, engineering difficulties, difficulties in connection with the Company's business operations and other risks.

         These forward-looking statements are not subject to certain risks and uncertainties including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date whereof.

         All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

                                                     RUBICON MEDICAL CORPORATION
                                          Consolidated Balance Sheet (Unaudited)

                                                              September 30, 2001
--------------------------------------------------------------------------------


              Assets
              ------

Current assets:
     Cash and cash equivalents                                 $        231,000
     Accounts receivable, net                                           162,000
     Income tax receivable                                              163,000
     Inventories                                                        132,000
     Prepaid expenses                                                    23,000
     Deferred income taxes                                              342,000
                                                               ----------------

                  Current assets                                      1,053,000

Property and equipment, net                                             518,000
Intangible assets, net                                                1,708,000
                                                               ----------------

                  Total assets                                 $      3,279,000
                                                               ----------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------
Current liabilities:
     Accounts payable                                          $         66,000
     Accrued liabilities                                                  2,000
     Deferred revenue                                                   334,000
     Related party note payable                                         250,000
     Current portion of long-term debt                                  126,000
                                                               ----------------

                  Total current liabilities                             778,000

Deferred income taxes                                                    49,000
Long-term debt                                                          186,000
Related party note payable                                            1,150,000
                                                               ----------------

                  Total liabilities                                   2,163,000
                                                               ----------------

Commitments and contingencies                                                 -

Convertible mandatory redeemable preferred stock                        817,000
                                                               ----------------

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares
       authorized; 48,673,334 shares issued and outstanding              49,000
     Additional paid-in-capital                                         733,000
     Accumulated deficit                                               (483,000)
                                                               ----------------

                  Total stockholders' equity                            299,000
                                                               ----------------

                  Total liabilities and stockholders' equity   $      3,279,000
                                                               ----------------

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                                                               RUBICON MEDICAL CORPORATION
                                                          Consolidated Statement of Operations (Unaudited)


----------------------------------------------------------------------------------------------------------

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                            --------------------------------------------------------------
                                                  2001           2000           2001            2000
                                            --------------------------------------------------------------

Net sales                                   $        601,000  $     121,000  $   1,954,000  $      672,000
Cost of sales                                        175,000         98,000        458,000         427,000
                                            --------------------------------------------------------------

         Gross profit                                426,000         23,000      1,496,000         245,000
                                            --------------------------------------------------------------

Operating expenses:
   Depreciation and amortization                     125,000         99,000        318,000         234,000
   General and administrative                        274,000        417,000        694,000         747,000
   Research and development                          154,000         52,000        412,000         128,000
                                            --------------------------------------------------------------

                                                     553,000        568,000      1,424,000       1,109,000
                                            --------------------------------------------------------------

         Income (loss) from operations              (127,000)      (545,000)        72,000        (864,000)
                                            --------------------------------------------------------------

Other income (expense):
   Interest income                                     4,000         27,000         41,000          30,000
   Interest expense                                   (8,000)       (38,000)       (30,000)       (114,000)
   Loss on disposal of asset                               -              -         (8,000)              -
   Other                                                   -              -         (3,000)              -
                                            --------------------------------------------------------------

         Other income (expense)                       (4,000)       (11,000)             -         (84,000)
                                            --------------------------------------------------------------

         Income (loss) before provision for
           income taxes                             (131,000)      (556,000)        72,000        (948,000)
                                            --------------------------------------------------------------

Income tax (expense) benefit:
   Current                                                 -              -        163,000        (274,000)
   Deferred                                           48,000              -       (191,000)        484,000
                                            --------------------------------------------------------------

                                                      48,000              -        (28,000)        210,000
                                            --------------------------------------------------------------

            Net income (loss)               $        (83,000) $    (556,000) $      44,000  $     (738,000)
                                            --------------------------------------------------------------

Net income (loss) per common share -
  basic and diluted                         $           (.00)                $        .00
                                            ----------------               ---------------

Pro forma loss per common share -
  basic and diluted                                           $        (.01)                $         (.02)
                                                            ---------------                 --------------

Weighted average shares - basic and diluted       48,636,000                    48,527,000
                                            ----------------               ---------------

Pro forma weighted average shares -
  basic and diluted                                              48,000,000                     48,000,000
                                                            ---------------                 --------------


----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                                                                                         3

                                                                               RUBICON MEDICAL CORPORATION
                                                          Consolidated Statement of Cash Flows (Unaudited)

----------------------------------------------------------------------------------------------------------

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                                2001            2000
                                                                           -------------------------------
Cash flows from operating activities:
$et income (loss)                                                          $        44,000  $     (738,000)
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                                                   318,000         234,000
   Stock issued for services                                                       194,000               -
   Deferred income taxes                                                           191,000        (484,000)
   Loss on disposal of assets                                                        8,000               -
   (Increase) decrease in:
     Accounts receivable                                                            19,000        (108,000)
     Inventories                                                                    17,000        (121,000)
     Other assets                                                                    4,000           1,000
     Income tax receivable                                                        (163,000)              -
   Increase (decrease) in:
     Accounts payable                                                              (24,000)        113,000
     Accrued liabilities                                                            (1,000)        158,000
     Deferred revenue                                                             (999,000)      1,667,000
     Income taxes payable                                                         (274,000)        274,000
                                                                           -------------------------------

         Net cash (used in) provided by
         operating activities                                                     (666,000)        996,000
                                                                           -------------------------------

Cash flows from investing activities:
   Net cash paid in acquisition of Accurate Designs                                      -        (250,000)
   Purchase of property and equipment                                              (57,000)        (60,000)
                                                                           -------------------------------

         Net cash used in
         investing activities                                                      (57,000)       (310,000)
                                                                           -------------------------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                             -         817,000
   Capital contributions                                                                 -         233,000
   Principal payments on long-term debt                                           (117,000)        (37,000)
   Payments on related party notes payable                                        (500,000)              -
   Decrease in bank overdraft                                                            -          (2,000)
   Proceeds from issuance of related party note payable                            150,000          21,000
                                                                           -------------------------------

         Net cash (used in) provided by
         financing activities                                                     (467,000)      1,032,000
                                                                           -------------------------------

Net (decrease) increase in cash and cash equivalents                            (1,190,000)      1,718,000

Cash and cash equivalents at beginning of period                                 1,421,000               -
                                                                           -------------------------------

Cash and cash equivalents at end of period                                 $       231,000  $    1,718,000
                                                                           -------------------------------

----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                                                                                         4

                                                     RUBICON MEDICAL CORPORATION
                                Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------

Supplemental Cash Flow Information (unaudited):

During the nine months ended September 30, 2001 and 2000, the Company:

   2001

         o Issued common stock in exchange for debt of $200,000.

         o Issued common stock in satisfaction of a liability of $280,000.

         o Exchanged   property  and  equipment  totaling  $24,000  for a $3,000
           receivable and a $22,000 prepayment on an operating lease.


   2000

         o Acquired Accurate Designs, Inc. and recorded the transaction as follows:


                Property and equipment                       $           20,000
                Goodwill                                              1,980,000
                Less related party note payable                      (1,750,000)
                                                             ------------------

       Net cash paid in acquisition                          $          250,000
                                                             ------------------


         o Acquired certain equipment and vehicles in exchange for capital lease note payable obligations of $331,000.



                                                             Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                         2001              2000
                                                         -----------------------
       Cash paid during the period for:
       Interest                                        $     30,000  $    37,000
                                                       -------------------------

       Income taxes                                    $    163,000  $         -
                                                       -------------------------

--------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                                                               5

                                                     RUBICON MEDICAL CORPORATION
                             Notes to Consolidated Combined Financial Statements

                                                              September 30, 2001
--------------------------------------------------------------------------------


1.   Interim             The financial  statements for the nine months and three
     Financial           months  ended   September   30,  2001  and  2000,   are
     Statements          unaudited.  However,  the Company, in its opinion,  has
                         made  all  adjustments   (consisting   only  of  normal
                         recurring  accruals)  necessary  to present  fairly the
                         financial  position,  results  of  operations  and cash
                         flows  for  the  periods   presented.   The   financial
                         statements   and  notes  thereto   should  be  read  in
                         conjunction with the financial statements and notes for
                         the years ended December 31, 2000 and 1999, included in
                         the  Company's  Form SB-2A dated  August 28, 2001 filed
                         with  the  Securities  and  Exchange  Commission.   The
                         results of operations and cash flows for the nine months and three months ended September 30, 2001, are not necessarily indicative of results for the year ending December 31, 2001.


2.   Organization        Organization and Nature of Business
     and Nature          Rubicon Medical  Corporation  (the Company),  commenced
     of Business         operations  on December  11,  1996 as Rubicon  Medical,
                         L.C. (the L.C.), a Utah limited liability  company.  On
                         May 1, 2000, the Members of the L.C. exchanged their membership interests' for 100% of the common stock of Rubicon Medical, Inc. (Rubicon), a Utah corporation.

                         Effective October 11, 2000, Hi-Tech Venture, Inc. (Hi-Tech), a publicly traded Delaware corporation with no ongoing operations, acquired 100% of the stock of Rubicon by issuing 36,000 shares of Hi-Tech common stock for each share of Rubicon common stock and one share of Hi-Tech mandatory redeemable preferred stock for each Rubicon mandatory redeemable preferred share. Because the shares issued in the acquisition represent control of the total shares of Hi-Tech's common stock immediately following the acquisition, Rubicon is deemed for financial reporting purposes to have acquired Hi-Tech in a recapitalization of Rubicon. The surviving entity reflects the assets and liabilities of Rubicon and Hi-Tech. The issued common stock is that of Hi-Tech and the historical operations are that of Rubicon and Hi-Tech after October 11, 2000.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Organization        On April 17,  2000,  Rubicon  purchased  the  assets of
     and Nature          Accurate  Designs,  Inc.  (Accurate)  a  company  which
     of Business         manufactures  specialized  catheter  tips  and  related
     Continued           equipment.  The  agreement  required the Company to pay
                         $1,000,000 cash and to issue common stock valued at $1,000,000. The acquisition was accounted for using the purchase method of accounting, and the excess of the purchase price of $1,980,000 over the estimated fair value of the net assets acquired was allocated to goodwill and is being amortized over ten years.

                         Effective November 3, 2000, Hi-Tech changed its name to Rubicon Medical Corporation.


3.   Loss Per            Basic loss per share excludes  dilution and is computed
     Share and           by dividing net losses available to common stockholders
     Pro Forma           by  the  weighted   average  number  of  common  shares
     Loss Per            outstanding for the period.  Diluted earnings per share
     Share               reflect  the  potential  dilution  that could  occur if
                         options  or  warrants  to  issue   common   stock  were
                         exercised into common stock.  Common stock  equivalents
                         are  not   included  in  the  diluted  loss  per  share
                         calculation when their effect is antidilutive.

                         Pro forma loss per share for 2000 has been prepared assuming the conversion of the L.C. to a corporation and the recapitalization of Rubicon as though the acquisition of Hi-Tech had taken place on January 1, 2000. The computation of basic and pro forma losses per common share is based on the weighted average and pro forma number of shares outstanding during each year.

4.   Segment             The Company  operates in three business  segments:  (1)
     Information         Contract  manufacturing;  (2) Equipment  manufacturing;
                         and (3) Technology Development and Licensing


--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Segment             The following tables represent financial information by
     Information         business segment:
     Continued

                   Nine Months Ended September 30, (unaudited)
--------------------------------------------------------------------------------
                       Contract  Equipment   Technology
                       Manufac-  Manufac-    Development
2001                   turing    turing    and Licensing  Corporate Consolidated
--------------------------------------------------------------------------------

Revenue               $  224,000 $  308,000  $ 1,422,000 $        - $  1,954,000
Direct costs             190,000    157,000      111,000          -      458,000
Operating expenses       260,000    236,000      640,000    (30,000)   1,106,000
Identifiable assets      408,000  1,792,000       28,000  1,051,000    3,279,000
Capital expenditures       9,000          -            -     48,000       57,000
Depreciation and
amortization             129,000    154,000        5,000     30,000      318,000
Income from operations  (359,000)  (239,000)     666,000          -       72,000



                       Contract  Equipment   Technology
                       Manufac-  Manufac-    Development
2000                   turing    turing    and Licensing  Corporate Consolidated
--------------------------------------------------------------------------------

Revenue               $  126,000 $  212,000 $    334,000  $       - $   672,000
Direct costs             153,000    118,000      156,000          -     427,000
Operating expenses       179,000    133,000      583,000    (20,000)    875,000
Identifiable assets      653,000  1,962,000       16,000  2,482,000   5,113,000
Capital expenditures     301,000          -            -     90,000     391,000
Depreciation and
amortization              85,000    127,000        2,000     20,000     234,000
Income (loss) from
operations              (291,000)  (166,000)    (407,000)         -    (864,000)

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5.   Recently            In July 2001, the Financial  Accounting Standards Board
     Issued              issued Statement No. 141,  "Business  Combinations" and
     Accounting          Statement  No.  142,  "Goodwill  and  Other  Intangible
     Pronounce-          Assets."  Statement  No. 141 requires that the purchase
     ments               method  of   accounting   be  used  for  all   business
                         combinations  initiated after June 30, 2001.  Statement
                         No. 141 also  specifies  the criteria  that  intangible
                         assets   acquired   in  a  purchase   method   business
                         combination  must meet to be  recognized  and  reported
                         apart from  goodwill.  Statement  No. 142 requires that
                         intangible   assets  with  estimable  useful  lives  be
                         amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt the provisions of Statement No.141 in the fourth quarter of fiscal 2001 and the provisions of Statement No. 142 on January 1, 2002.

                         In connection with Statement No. 142's transitional goodwill impairment evaluation, the Company must perform an assessment of whether there is an indication that the Company's unamortized goodwill is impaired as of the date of adoption. To the extent an impairment exists during the transitional period the Company would recognize a transitional impairment loss and recognize the cumulative effect of a change in accounting principle in the Company's statement of operations.

                         As of September 30, 2001, the Company had unamortized goodwill in the amount of $1,708,220, all of which is subject to the transition provisions of Statement Nos. 141 and 142. The impact in fiscal year 2002 of adopting Statement No. 142 will be to eliminate the amortization of goodwill. Such goodwill amortization totaled $149,301 during the nine months ended September 30, 2001.

                         The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" in September 2001. Statement No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and
                         reporting   for   obligations   associated   with   the
                         retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not assessed whether the application of this standards will have a material effect on the Company's financial position, results of operations or liquidity.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5.   Recently            The  Financial   Accounting   Standards   Board  issued
     Issued              Statement No. 144,  "Accounting  for the  Impairment or
     Accounting          Disposal  of   Long-Lived   Assets"  in  October  2001.
     Pronounce-          Statement No. 144 addresses  financial  accounting  and
     ments               reporting for the  impairment or disposal of long-lived
     Continued           assets,  and is effective  for fiscal  years  beginning
                         after December 15, 2001. The Company has not assessed whether the application of these standards will have a material effect on the Company's financial position, results of operation or liquidity.

6.   Related Party       During  the  period   ended   September   30,  2001,  a
     Transactions        shareholder   loaned  the  Company  $150,000,   bearing
                         interest at 7.5%, maturing on January 31, 2003.


7.   Subsequent          Subsequent to September 30, 2001:
     Events
                         o   The  Company  adopted  the 2001 Stock  Plan  (Stock
                             Plan) under which the Company may grant options to purchase a maximum aggregate of 6,000,000 shares of the Company's common stock to officers, directors, employees, agents, and consultants of the Company. As of November 7, 2001 the Company had issued 3,247,500 options to purchase common stock.

                         o The Company is in the process of raising additional equity of $800,000 through a private placement. As of November 16, 2001 the Company had raised $305,000 in exchange for the issuance of 610,000 shares of common stock.

                         o The Company converted all of its preferred stock to common stock at a conversion amount of $.50 per share of common stock.

--------------------------------------------------------------------------------

                Management Discussion and Analysis of Operations

General
-------

         Rubicon Medical Corporation manufactures specialty medical products and conducts research and development activities to generate medical related technologies. Our operations are divided into three strategic business units (SBU's): contract manufacturing; equipment manufacturing; and technology development and licensing. Revenues have increased each year since our inception in 1996. Losses from operations have decreased every year in relation to revenues.

         Rubicon has spent the last two years creating the foundation to start manufacturing tubing and catheter tips in mass quantities and fulfill on large contracts including catheter-tipping equipment. Additionally, we have seen our first success in licensing medical technology, which we helped to develop.

         Rubicon successfully licensed our guardian embolization protection system to Abbott Laboratories (Abbott) in June 2000. The guardian license allows for three milestone payments to be made to Rubicon. The first payment of $2,000,000 was received at the time the initial license agreement was entered into. Two subsequent payments will be made when future milestones are achieved. One milestone payment of $4,000,000 will be made upon commercial shipment of product within the European Union following CE approval, which is the approval required to sell medical products in the European Union and is similar to FDA approval in the United States. In October 2001, Abbott Laboratories successfully completed the first step required to achieve CE approval. During human feasibility studies, European doctors successfully used the guardian device in seven patients. The remaining steps in the CE approval process are expected to begin by the end of this year. A second milestone payment of $8,000,000 will be made upon FDA approval of products for either saphenous vein graft or carotid applications. The nature of medical research make the timing of any future milestone payments difficult to predict, no assurance can be given that any milestone payments will be received.

         From these milestone payments we are required to pay the University of Southern California (USC) 15% of one half of the payments. Accordingly, we would pay USC $300,000 on CE approval and $600,000 upon FDA approval. The license also establishes royalty payments on sales of the guardian system in the United States, Europe, Japan, Canada, Australia, and Hong Kong. The royalty payments are structured to be a percentage of sales; the percentage increases as the dollar amount of the products sold increases. The royalty payments would be 5% on the first one hundred million dollars, six percent on the second one hundred million dollars and seven percent on all cumulative net sales in excess of two hundred million dollars. We are then required to pay USC its portion of the royalty payments, which is 15% of fifty percent (50%) of such payments. The agreement with Abbott Laboratories is for a period of the duration of the patents related to the guardian system or the expiration of the USC agreement, whichever is sooner. The agreement may be terminated sooner if one party breaches any material terms of the agreement or upon twelve months notice from Abbott. If Abbott terminates the agreement on twelve months notice, it would be required to fulfill all terms of the agreement related to any future products it sells, including royalty payments.

         Now that we have successfully licensed the guardian system, our immediate focus is to obtain contracts for both our contract and equipment manufacturing operations. This will be a critical period for these two divisions as everything is now in place for them to be able to manufacture large quantities of tubing, catheters and catheter equipment. If we are unable to make inroads into these medical device markets, we will need to reevaluate our operations, and perhaps reallocate more of our resources into the research and development of new products, where we have experienced success.

         To further the development of new technologies, and speed up the process in which we can offer additional products, we intend to increase our expenditures in research and development. Rubicon intends to raise the required capital through a private placement of our securities. If additional funds cannot be raised, we will delay research projects until revenues from operations are available.

Results of Operation
--------------------

         Nine-months and Three-Months Ended September 30, 2001 and 2000
         --------------------------------------------------------------

         The nine-months and three-months ended September 30, 2001, were our best periods in terms of sales of medical tubing, catheter tips, and catheter-tipping equipment. Sales of these products totaled $532,000 and $246,000 for the nine and three-months ended September 30, 2001, compared to $338,000 and $121,000 for the nine and three-months ended 2000. Total sales were $1,954,000 and $601,000 for the same periods, which was a substantial increase over our sales of $672,000 and $121,000 for nine and three-months ended September 30, 2000. Part of the increase in sales is due to the licensing of the guardian system, which accounted for $999,000 in revenue for the nine months ended September 30, 2001. The licensing funds were received in June 2000, with the revenue allocated over a period of eighteen months. Accordingly, exclusive of the technology licensing, our operations had revenue of $423,000, which still was an improvement over prior quarters. Our operating expenses were $1,424,000 and $553,000, we had net income of $44,000 and a net loss of $83,000 for the nine and three-months ended September 30, 2001, compared to $1,109,000 and $568,000 in operating expenses and net losses of $738,000 and $556,000 for the same nine and three-month periods in 2000.

         Although we had net income for the September 30, 2001 period, without the allocation of guardian licensing revenue, we would have realized a loss. Until we are able to expand our revenue, we anticipate continued losses, exclusive of the allocation of the guardian revenue, which will be completely allocated in 2001. The nature of our business requires a substantial investment in machinery, equipment, and personnel, including engineers. We feel operating expenses should remain fairly constant through most of the year. It is therefore imperative that our revenue increases to support our operations. If revenues do not increase, and we are unable to raise additional capital, our long-term ability to operate in the medical tubing and catheter tip markets will be in jeopardy. As evidenced by our increased sales, we are hopeful that efforts to advertise and market our products are starting to result in increased customer orders.

                  Contract Manufacturing
                  ----------------------

         For the nine and three-months ended September 30, 2001, our contract manufacturing operation had revenue of $224,000 and $83,000, which, was an increase of $98,000 and $50,000 for the same periods in 2000. Operating expenses (including depreciation and amortization) increased to $389,000 for the nine months ended and decreased, for the three-months ended September 30, 2001 to $103,000. Compared to $264,000 and $117,000 for the same periods in 2000. An increase in the number of personnel, for this business unit, is the primary reason for the increase in operating expenses for the nine-month period, while a reduction of various operating expenses led to a decrease in operating expenses for the three-months ended September 30, 2001. Contract Manufacturing continued to experience losses, with a loss of $359,000 for the nine months ended September 30, 2001, compared to a $291,000 loss for the same period in 2000.

         We expected that the contact manufacturing operation would take time to develop and anticipated initial losses due to the nature of product produced, which requires substantial up-front expenditures in equipment, design, and engineering personnel. We have now been able to develop and produce products for key medical device manufacturing customers, and are hopeful their orders will increase, and allow our contract manufacturing operation to become profitable. The next year will be vital for the contract manufacturing operations. If this business unit does not begin to produce positive cash flows, we will be required to reevaluate the resources, which we have dedicated to it.

                  Equipment Manufacturing
                  -----------------------

         For the nine and three-months ended September 30, 2001, we had revenue of $308,000 and $164,000 in our equipment manufacturing operation, compared to revenue of $212,000 and $89,000 for the same period ending 2000. Operating expenses were $390,000 and $90,000 for the three and nine-months ended September 30, 2001, compared to $260,000 and $125,000 for the same periods ending 2000. Resulting in a loss of $239,000 and $26,000 for the nine and three-months ended September 30, 2001, and losses of $166,000 and $84,000 for the same periods ending 2000. A full nine-months of depreciation and amortization, attributed to the Accurate Designs acquisition, is the primary reason for the increase in operating expenses for 2001, compared to five months for 2000. This increase in loss was expected as we have focused most of our efforts on integrating the operations of Accurate Designs, which we acquired in 2000. In addition, the majority of our existing marketing effort was centered on our contract manufacturing operations and did not focus on equipment manufacturing. Now that Accurate Designs' operations are fully integrated into ours, we plan on increasing our marketing efforts for this business unit, and are hopeful equipment revenues will increase over the next year. The three-months ended September 30, 2001 was are best quarter yet for equipment sales and are hopeful this trend will continue. Therefore, if the new marketing efforts are successful and revenues do continue increase, we are hopeful the consistent profit margins generated by equipment sales, will make this business unit profitable in the near future.

                  Technology Development and Licensing
                  ------------------------------------

         Our Technology Development and Licensing business unit is currently working on a number of new technologies; as a result of these efforts, we have filed provisional patents on a number of new devices and intend to file utility patents within the time period required by the United States Patent Office.

         Prior to our most recent technologies, our efforts in technology development and licensing were focused on the development of the guardian system. In 2000, we were able to license the guardian system to Abbott Laboratories and received an initial payment of $2,000,000, which we have allocated over an eighteen-month period to match the period of our future obligations under the license agreement. As a result of this allocation, we had total revenue of $334,000 for both the nine and the three-months periods, and had a net loss of $407,000 and $95,000 for same nine and three-months ending September 30, 2000. With the allocation of our original licensing revenue from the guardian system, the technology development and licensing division had revenues of $1,422,000 and $355,000 and net income of $666,000 for the nine-months ended September 30, 2001, while we lost $30,000 for the three-months ended September 30, 2001. Increased expenditures in the development of new products as well as, a decrease in revenues, that were generated from the further development of the guardian system, led to the loss for the three-months ending September 30, 2001. Future results for our technology development and licensing unit will be dependent on the future milestone payments on the guardian system as well as the ability to raise capital through the private placement of our securities.

Liquidity and Capital Resources
-------------------------------

         September 30, 2001 and 2000
         ---------------------------

         Financially, Rubicon had total revenue of $1,954,000 and had net income of $44,000 for the nine months ended September 30, 2001, compared to $672,000 in revenue and a net loss of $738,000 for the same period in 2000. Prior to 2000, all available funds were used for the development of our product and modification of our facilities to allow us to qualify to manufacture medical products. These activities took longer than anticipated and substantially impacted our resources. At the end of December 31, 1999, our future ability to manufacture product was in serious doubt. Fortunately, we were able to raise additional capital and to complete the licensing agreement with Abbott Laboratories, which provided us with operating capital to continue.

         The current obligations as of December 31, 2000, have been reduced by the payoff of $200,000 of current obligations, which consisted of a convertible debenture to Banyon Investment Company (Banyon). The note to Banyon was paid by issuing 200,000 shares of our common stock. Current obligations, at December 31, 2000, also included $750,000 owed to Accurate Designs, which has been reduced by two payments totaling $500,000 leaving only $250,000 owed.

         Our purchase agreement with Accurate Designs was structured as an installment purchase, with a total purchase price of $1,000,000 in cash and $1,000,000 in value of our shares of common stock. The $1,000,000 in cash was to be paid in four equal installments. We had hoped to raise additional capital, through a private placement of our securities, to help pay for Accurate Designs in the first part of 2001. However, based on our view of current market conditions for raising capital, we have negotiated an amendment to the Accurate Designs contract, which allows us to extend the cash payments. We have recently made a $250,000 installment payment, leaving us with a remaining balance of $250,000, due December 17. We are hopeful we will not have to use any of our current funds to pay for the balance of the purchase price. Instead, we hope to raise additional capital in the fourth quarter of 2001 to help finance the balance of the purchase price. These funds will most likely be raised in a private placement of our securities. At this time, the market for our securities and the price, which we could obtain, is unknown. Investors purchasing our shares will likely suffer dilution based on our need to raise additional capital through the sale of our shares. Typically, shares sold in a private placement by a company our size will be discounted, which could also have a negative effect on our stock price when these shares are eligible for resale. We are currently in negotiations with Accurate Designs to extend the December 17 2001, payment obligation to April 2002. If the negotiations are successful, and Accurate Designs grants the extension, Rubicon intends to pay Accurate Designs interest, in addition to the remaining balance of $250,000. If we are unable to raise the required capital or negotiate and extension we believe we could pay the balance of the purchase price from cash obtained through another form of debt financing. However, it would leave our resources depleted and jeopardize our ability to expand, or pursue the marketing campaigns and research and development that we currently have planned.

         In addition to the cash payments for Accurate Designs, part of the purchase price is to be paid with shares of our common stock. Shares of our common stock are to be delivered one year from the date we develop a public trading market. Our shares were listed for trading on the Electronic Bulletin Board in November 2001; so we will have until November 2002 to deliver the shares of stock. The number of shares that must be delivered is one million dollars worth, based on the five-day closing average of the share price at that time. We cannot presently determine how many shares we will be required to issue; however, investors will likely suffer some dilution when these shares are issued.

         Working capital as of September 30, 2001, increased to $275,000, as we reduced our accrued liabilities and current portion of long-term debt and recognized $999,000 in deferred revenue related to the guardian system license. If $334,000 in deferred revenue on the guardian license is removed from the working capital calculations, our working capital position improves to $609,000. Rubicon's management believes it is highly unlikely that we would have to return any portion of the $334,000 in deferred revenue from the licensing agreement with Abbott Laboratories. Accordingly, Rubicon does not consider the deferred revenue to be a liability that would require a cash outlay.

         On September 29, 2001, a Rubicon stockholder loaned the company $150,000. The note is due January 31, 2003 and has an interest rate of 7.5%. As a result of this new debt, our current capital position should allow us to meet anticipated expenses and to fund planed activities. However, we are still operating at a loss; if additional capital is not raised, or our operations do not begin to generate positive cash flows, we will be unable to continue the development of new products or expand our current operations.

         Subsequent to September 30, 2001, Rubicon has been successful in raising additional capital though the private placement of our securities. As of November 16, 2001, Rubicon has raised an additional $305,000 in exchange for the issuance of 610,000 shares of common stock.

                  Contract Manufacturing
                  ----------------------

         For the fourth quarter 2001, we anticipate having to continue to provide resources to support our contract manufacturing operations. At this time the amount of resources needed to support this business unit are not known, however we are hopeful that an increase in sales will allow this operation to start supporting itself. We do not anticipate contract manufacturing to be cash-flow-positive until the end of 2001, at the earliest.

         For the nine months ended September 30, 2001, contract manufacturing operations reduced its capital outlay to $9,000, from $301,000 for the same period in 2000, as the majority of the equipment necessary for our existing operations had been purchased. We currently have $408,000 in identifiable assets for this operation. In order to increase our manufacturing capabilities and offer additional services, we intend to increase our capital expenditures in contract manufacturing. We are negotiating with our current financial institution to obtain long-term debt financing for an estimated $100,000, to purchase additional equipment in the fourth quarter of 2001.

                  Equipment Manufacturing
                  -----------------------

         With the purchase of Accurate Designs in 2000, we committed $1,000,000 of our cash resources to the development of this operation. We have recorded $1,693,000 in assets related to Accurate Designs, which is the amount of the purchase price less depreciation and amortization. Other than the purchase payments, and limited marketing expenses, we do not anticipate the equipment manufacturing operation to use much of our financial resources. We had no capital expenditures for equipment during the nine months ended September 30, 2001. However, we have one final cash payment of $250,000 to complete the Accurate Designs acquisition.

                  Technology Development and Licensing
                  ------------------------------------

         Our technology development and licensing operations helped support Rubicon for the first nine- months in 2001. For the nine months ended September 30, 2001, this business unit did not require any capital expenditure for this period, which was also the case for the same period in 2000. Now that another company is developing the guardian system, we intend to devote our technology development to additional devices. If we are successful in obtaining additional capital through a private placement, we intend to increase our capital expenditures over the next six to nine months in this area.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                                    None


ITEM 2.  CHANGES IN SECURTIES

                                    None


ITEM 3.  DEFAULTS UPON SENIOR SECURITES

                                    None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None

ITEM 5.  OTHER INFORMATION


2001 Stock Plan
---------------

         Subsequent to September 30, 2001, Rubicon has established a Rubicon Medical Corporation 2001 Stock Plan ("Stock Plan") under which Rubicon may grant options to purchase 6,000,000 shares of Rubicon's Common Stock (subject to adjustments for such matters as stock splits and stock dividends) to officers, directors, employees, agents, and consultants of Rubicon. The purpose of the Stock Plan is to provide incentives to such persons who are key to Rubicon's success, thereby aligning the personal interests of such persons, through ownership of Common Stock and other incentives, with those of Rubicon's shareholders.

         The options granted under the Stock Plan may be incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as incentive stock options. The Stock Plan also provides for grant of stock appreciation rights and stock awards to eligible participants, subject to certain forfeiture restrictions. The Stock Plan may be administered by the Board of Directors of the Rubicon or by the Compensation Committee. The Board of Directors or the Compensation Committee will interpret the Stock Plan, its rules and regulations, and the instruments evidencing the restrictions imposed upon Common Stock sold under the Stock Plan, and will make all determinations deemed necessary or advisable for administration of the Stock Plan.

         As of November 7, 2001, Rubicon had issued 3,247,500 options to purchase shares of Common Stock with a weighted exercise price of $1.00. As of November 7, 2001, Rubicon had granted no stock appreciation rights of stock awards under the Stock Plan. Out of the 6,000,000 shares reserved under the Stock Plan, 2,752,500 shares are available for future grants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10-Rubicon Medical Corporation 2001 Stock Plan

Exhibit 10-Promissory Note




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Rubicon Medical Corporation
Date: November 19, 2001                              /s/
                                               ---------------------------
                                               Richard J. Linder
                                               President/CEO
Date: November 19, 2001
                                                    /s/
                                               ---------------------------
                                               Dennis Nasella
                                               CFO