Form 10QSB/A
period 2001-09-30
RUBICON MEDICAL INC
filed 2001-12-05
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q SB
                                 Amendment No.1

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

                           Rubicon Medical Corporation


                                      INDEX


   PART 1. FINANCIAL INFORMATION                                                               Page
                                                                                               ----
   Condensed Consolidated Balance Sheet - September 30, 2001 (Unaudited)                         2

   Condensed Consolidated Statement of Operations - Three-
     and Nine Months Ended September 30, 2001 and 2000 (Unaudited)                               3

   Condensed Consolidated Statement of Cash Flows - Nine Months Ended
     September 30, 2001 and 2000 (Unaudited)                                                     4

   Notes to Condensed Consolidated Financial Statements (Unaudited)                              5

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                        13


PART II. OTHER INFORMATION


SIGNATURES

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

                                                                               RUBICON MEDICAL CORPORATION

                                                          Consolidated Statement of Operations (Unaudited)

----------------------------------------------------------------------------------------------------------


                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                            --------------------------------------------------------------
                                                  2001           2000           2001            2000
                                            --------------------------------------------------------------
Net sales                                   $        601,000  $     121,000  $   1,954,000  $      672,000
Cost of sales                                        175,000         98,000        458,000         427,000
                                            --------------------------------------------------------------

         Gross profit                                426,000         23,000      1,496,000         245,000
                                            --------------------------------------------------------------

Operating expenses:
   Depreciation and amortization                     125,000         99,000        318,000         234,000
   General and administrative                        274,000        417,000        694,000         747,000
   Research and development                          154,000         52,000        412,000         128,000
                                            --------------------------------------------------------------

                                                     553,000        568,000      1,424,000       1,109,000
                                            --------------------------------------------------------------

         Income (loss) from operations              (127,000)      (545,000)        72,000        (864,000)
                                            --------------------------------------------------------------

Other income (expense):
   Interest income                                     4,000         27,000         41,000          30,000
   Interest expense                                   (8,000)       (38,000)       (30,000)       (114,000)
   Loss on disposal of asset                               -              -         (8,000)              -
   Other                                                   -              -         (3,000)              -
                                            --------------------------------------------------------------

         Other income (expense)                       (4,000)       (11,000)             -         (84,000)
                                            --------------------------------------------------------------

         Income (loss) before provision for
           income taxes                             (131,000)      (556,000)        72,000        (948,000)
                                            --------------------------------------------------------------

Income tax (expense) benefit:
   Current                                                 -              -        163,000        (274,000)
   Deferred                                           48,000              -       (191,000)        484,000
                                            --------------------------------------------------------------

                                                      48,000              -        (28,000)        210,000
                                            --------------------------------------------------------------

         Net income (loss)                  $        (83,000) $    (556,000) $      44,000  $     (738,000)
                                            --------------------------------------------------------------

Net income (loss) per common share -
  basic and diluted                         $           (.00)                $         .00
                                            ----------------               ---------------

Pro forma loss per common share -
  basic and diluted                                         $          (.01)              $           (.02)
                                                            ---------------               ----------------

Weighted average shares - basic and diluted       48,636,000                    48,527,000
                                            ----------------               ---------------

Pro forma weighted average shares -
  basic and diluted                                              48,000,000                     48,000,000
                                                            ---------------               ----------------

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


                                                                               RUBICON MEDICAL CORPORATION

                                                          Consolidated Statement of Cash Flows (Unaudited)

----------------------------------------------------------------------------------------------------------

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                                2001            2000
                                                                           -------------------------------
Cash flows from operating activities:
Net income (loss)                                                          $        44,000  $     (738,000)
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                                                   318,000         234,000
   Stock issued for services                                                       194,000               -
   Deferred income taxes                                                           191,000        (484,000)
   Loss on disposal of assets                                                        8,000               -
   (Increase) decrease in:
     Accounts receivable                                                            19,000        (108,000)
     Inventories                                                                    17,000        (121,000)
     Other assets                                                                    4,000           1,000
     Income tax receivable                                                        (163,000)              -
   Increase (decrease) in:
     Accounts payable                                                              (24,000)        113,000
     Accrued liabilities                                                            (1,000)        158,000
     Deferred revenue                                                             (999,000)      1,667,000
     Income taxes payable                                                         (274,000)        274,000
                                                                           -------------------------------

         Net cash (used in) provided by
         operating activities                                                     (666,000)        996,000
                                                                           -------------------------------

Cash flows from investing activities:                                                                     .
   Net cash paid in acquisition of Accurate Designs                                      -        (250,000)
   Purchase of property and equipment                                              (57,000)        (60,000)
                                                                           -------------------------------

         Net cash used in
         investing activities                                                      (57,000)       (310,000)
                                                                           -------------------------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                             -         817,000
   Capital contributions                                                                 -         233,000
   Principal payments on long-term debt                                           (117,000)        (37,000)
   Payments on related party notes payable                                        (500,000)              -
   Decrease in bank overdraft                                                            -          (2,000)
   Proceeds from issuance of related party note payable                            150,000          21,000
                                                                           -------------------------------

         Net cash (used in) provided by
         financing activities                                                     (467,000)      1,032,000
                                                                           -------------------------------

Net (decrease) increase in cash and cash equivalents                            (1,190,000)      1,718,000

Cash and cash equivalents at beginning of period                                 1,421,000               -
                                                                           -------------------------------

Cash and cash equivalents at end of period                                 $       231,000  $    1,718,000
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

   2001
   ----

         o    Issued common stock in exchange for debt of $200,000.

         o    Issued common stock in satisfaction of a liability of $280,000.

         o Exchanged property and equipment totaling $24,000 for a $3,000 receivable and a $22,000 prepayment on an operating lease.


   2000
   ----

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



                                                         Nine Months Ended
                                                           September 30,
                                                  ------------------------------
                                                      2001           2000
                                                  ------------------------------
Cash paid during the period for:
     Interest                                     $    30,000   $       37,000
                                                  ----------------------------

     Income taxes                                 $   163,000   $           -
                                                  ----------------------------

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                                     RUBICON MEDICAL CORPORATION
                             Notes to Consolidated Combined Financial Statements

                                                              September 30, 2001
--------------------------------------------------------------------------------


1.   Interim            The financial  statements  for the nine months and three
     Financial          months ended September 30, 2001 and 2000, are unaudited.
     Statements         However,  the  Company,  in its  opinion,  has  made all
                        adjustments   (consisting   only  of  normal   recurring
                        accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2000 and 1999, included in the Company's Form SB-2A dated August 28, 2001 filed with the Securities and Exchange Commission. The results of operations and cash flows for the nine months and three months ended
                        September 30, 2001, are not necessarily indicative of results for the year ending December 31, 2001.

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

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Segment            The following tables represent financial  information by
     Information        business segment:
     Continued


                               Nine Months Ended September 30, (unaudited)
--------------------------------------------------------------------------------------------
                       Contract    Equipment     Technology
                       Manufac-    Manufac-      Development
2001                    turing     turing       and Licensing     Corporate     Consolidated
--------------------------------------------------------------------------------------------

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



                       Contract    Equipment     Technology
                       Manufac-    Manufac-      Development
2000                    turing     turing       and Licensing     Corporate     Consolidated
--------------------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Stock              Stock options detail as of November 7, 2001:
     Options
                                       Weighted
                            Weighted    Average                  Weighted
  Range of                  Average    Remaining                 Average
  Exercise      Number      Exercise  Contractual    Number      Exercise
   Prices     Outstanding    Price    Life (years) Exercisable    Price
---------------------------------------------------------------------------

$    1.00     3,247,500     $  1.00      10.00      1,612,500     $  1.00
---------------------------------------------------------------------------

$    1.00     3,247,500     $  1.00      10.00      1,612,500     $  1.00
---------------------------------------------------------------------------

                        Exercisable Outstanding Options Schedule:

                         Total           Number of New Exercisable Options November 7,
               Date of   Number     -----------------------------------------------------------
  Issued to    Issue     Issued        2001            2002     2003     2004    2005     2006
-----------------------------------------------------------------------------------------------
Employees    11 - 7 - 01 1,367,500   130,000(1) (4)   247,500  247,500 247,500  247,500 247,500
Directors    11 - 7 - 01   900,000   900,000    (2)        -        -       -        -       -
Officers     11 - 7 - 01   450,000   450,000    (2)        -        -       -        -       -
Medical
Advisory Bd  11 - 7 - 01   530,000   132,500    (3)  132,500   265,000      -        -       -
-----------------------------------------------------------------------------------------------

     Totals              3,247,500 1,612,500         380,000   512,500 247,500  247,500 247,500
                      -------------------------------------------------------------------------

                        Options granted to Board of Directors:

                                Total      Number of New Exercisable Options November 7,
                                Number     --------------------------------------------------
  Issued to          Title      Issued     2001      2002    2003     2004    2005     2006
---------------------------------------------------------------------------------------------
Linder, Richard J.  Director   150,000   150,000        -        -       -        -       -
Berger, David       Chairman,
                    Director   300,000   300,000        -        -       -        -       -
Nasella, Dennis     Director   150,000   150,000        -        -       -        -       -
Wocott, Butch       Director   150,000   150,000        -        -       -        -       -
Higashida, Randall  Director   150,000   150,000        -        -       -        -       -
---------------------------------------------------------------------------------------------

     Totals                    900,000   900,000        -        -       -        -       -
                              ---------------------------------------------------------------

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Stock               Options granted to officers:
     Options
     Continued

                                  Total      Number of New Exercisable Options November 7,
                                  Number     ------------------------------------------------
    Issued to        Title        Issued     2001      2002    2003     2004    2005     2006
---------------------------------------------------------------------------------------------

Linder, Richard J.  President/
                    CEO            150,000  150,000      -        -       -        -       -
Berger, David       Vice
                    President      150,000  150,000      -        -       -        -       -
Nasella, Dennis     Secretary      150,000  150,000      -        -       -        -       -
                              ---------------------------------------------------------------

     Totals                        450,000  450,000      -        -       -        -       -
                              ---------------------------------------------------------------

                        (1) These 130,000 shares are NSO's granted to key employees and includes 50,000 shares granted to the recently hired COO to complete his compensation package. The additional options shown are ISO's for key employees with a five-year vesting schedule, the first 20% of these options are exercisable November 7, 2002. If the key employees elected to exercise 100% of their vested NSO's these shares would equal 0.27% or less than 1% of the current issued and outstanding shares.

                        (2) These 1,350,000 shares are NSO's granted to members of the Board of Directors and Officers of the Company. If the officers and directors elected to exercise 100% of these options these shares would equal 2.78% of the current issued and outstanding shares.

                        (3) These 132,500 shares represent the initial vesting on 23% of the total outstanding options. All additional 23% will be vested every six months as per the terms and conditions of the Medical Advisory Board (MAB) Agreement. These options were created instead of stock grants that were paid last year for consulting services. If the MAB elected to exercise 100% of their exercisable options as of November 7, 2001, these options would equal 0.27% of the current issued and outstanding shares.

                        (4) Richard Linder was granted 500,000 incentive stock options through the Company's employee stock option plan. None of these options are part of the 130,000 options that are exercisable November 7, 2001. The 500,000 options granted to Mr. Linder will vest according to the five-year vesting schedule in note
                             (1).

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

                                               Rubicon Medical Corporation

Date: December 5, 2001                           /s/Richard J. Linder
                                               ---------------------------
                                               Richard J. Linder
                                               President/CEO
Date: December 5, 2001
                                                 /s/Dennis Nasella
                                               ---------------------------
                                               Dennis Nasella
                                               CFO