Form 10KSB
period 2001-12-31
RUBICON MEDICAL INC
filed 2002-03-28
CIK 1115255

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  333-51414
                                            -----------

                          RUBICON MEDICAL CORPORATION
                          ---------------------------
               (Name of Small Business Issuer in its Charter)

       DELAWARE                                          87-0361403
       --------                                          ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                              2064 West Alexander
                          Salt Lake City, Utah  84119
                          ---------------------------
                  (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 886-9000


                                      N/A
                                      ---
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   None

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2001 -
$1,755,000.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 27, 2002 - $22,266,714. There are approximately 21,006,334 shares of common voting stock of the Company held by non-affiliates. On March 12, 2002, the average of the bid and ask prices of the Company's common stock was $1.06.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              January 30, 2002

                                52,076,334

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Rubicon Medical Corporation ("Rubicon" or the "Company") was formed in December, 1996, to pursue the development and marketing of medical products, devices and services. Originally, Rubicon was formed as a limited liability company under the laws of the State of Utah. Rubicon Medical, Inc. was organized on March 31, 2000, and effective May 1, 2000, the members of the limited liability company exchanged their membership interests for all of the outstanding common stock of Rubicon Medical, Inc. In October 2000, Rubicon completed a merger with Hi-Tech Ventures, Inc., a Delaware corporation, which resulted in Rubicon's management taking control of Hi-Tech and Rubicon's shareholders becoming the majority owners of Hi-Tech. Hi-Tech's name was subsequently changed to Rubicon Medical Corporation. Rubicon was interested in a merger in an effort to be able to offer what we believed was a perceived liquidity of the public markets to our current investors and future investors. Without the perceived liquidity of the public markets, Rubicon was having difficulty attracting investors because of our size and our state of development. By merging with Hi-Tech, Rubicon was able to create a shareholder base that we believed would allow us to request to have our shares listed on a public market. Additionally, by merging with Hi-Tech, Rubicon was able to fulfil obligations to Smith Consulting Services and Banyon Investments which contractually could have had the right to 14.5% of Rubicon. Under an agreement with Smith Consulting Services, we were obligated to deliver to it 9.5% of our stock for certain consulting work it was performing.
Additionally, Banyan Investments held a convertible promissory note for $200,000 which converted into 5% of our common stock on conversion. By merging with Hi-Tech, Smith Consulting Services and Banyon Investments were willing to renegotiate the terms of their agreements by waiving any future rights to shares of Rubicon. Instead, they were satisfied with the amount of shares they either owned in Hi-Tech or were able to acquire from shareholders of Hi-Tech. Additionally, Banyon was willing to convert the $200,000 promissory note into 200,000 shares of Rubicon which represented 0.4% of the then issued and outstanding shares, as apposed to the 5% it was entitled to in the note.

     Rubicon believes Smith Consulting Services was willing to waive its rights to receive a higher percentage of Rubicon shares in an effort to obtain liquidity to its share position in Rubicon. Without the transaction with Hi-Tech, Rubicon probably would not be pursuing becoming a public company for a period of time. By having Rubicon complete a merger with Hi-Tech and move forward on becoming a public company, Smith Consulting Service obtained potential liquidity in its interest in Rubicon earlier than it otherwise would. Management of Rubicon also believed that Smith Consulting Services, based on its relationship with shareholders of Hi-Tech and on the lack of business in Hi-Tech, could acquire shares of Hi-Tech relatively inexpensively and without placing a financial burden on Smith Consulting Services.

     With the belief in Smith Consulting Services ability to acquire Hi-Tech shares and Rubicon's desire to alleviate its obligations to Smith Consulting Services, management of Rubicon conditioned the transaction with Hi-Tech on Smith Consulting Services waiving any amounts owed it by Rubicon and accepting as its interest in Rubicon that amount of shares it was able to receive from Hi-Tech and its shareholders. By agreeing to these conditions, Smith Consulting Services provided Rubicon's management additional incentive to engage in a transaction with Hi-Tech. Smith Consulting Services, on the other hand, was able to obtain shares in a company which would have its shares publicly traded, providing potential liquidity on its interest in Rubicon. There was no additional consideration paid to Smith Consulting by Rubicon and no further compensation is anticipated. Additionally, Rubicon did not offer any shareholders of Hi-Tech any additional consideration or incentives to sell or deliver shares to Smith Consulting. Rubicon was not involved in any of the negotiations between Smith Consulting Services and Hi-Tech and its shareholders. We only indicated the total dilution we would accept on any transaction with Hi-Tech.

     Prior to its merger with Rubicon, Hi-Tech had no operations and nominal assets. Hi-Tech's prior business operations had ceased in the early 1990's and it had not engaged in any meaningful business in almost ten years.

     Rubicon was originally formed to be a manufacturer of medical tubing. From this base, Rubicon expanded to also produce catheter tips. Catheter tips are required on all tubing that is inserted into a blood vessel or orifice of the body. A catheter tip requires the end of medical tubing be tapered down to a specified size from its original blunt end to make insertion possible without damaging the blood vessel.

     As part of our expansion into the catheter market, we purchased Accurate Designs, Inc., a Salt Lake City, Utah based catheter-tipping company, in April, 2000. Accurate Designs not only manufactures the catheter tip but manufactures the catheter tipping equipment which produces catheter tips.

     Due to certain alleged misrepresentations made by Accurate Designs with regard to its title to its assets and the status of its intellectual property, we filed an arbitration action seeking the rescission of the Accurate Design acquisition in January, 2002. Effective February 1, 2002, we entered into a Mutual Release and Settlement Agreement rescinding the Accurate Designs acquisition. See the caption "Legal Proceedings," Item 3 of this Report.

     The past two years has been spent on the development of our manufacturing facilities and locating the right people to run the facilities. We spent considerable time and money in developing internal manufacturing and quality systems to comply with ISO9002, which we received on April 10, 2000. ISO9002 is an industry standard for assuring quality assurance systems are in place. Gaining ISO9002 certification gave us the necessary quality certification to assure companies purchasing our products that we had met certain quality standards in our contract manufacturing processes. ISO 9000 is a series of certifications and standards which a company must follow in its manufacturing processes.

     Rubicon had expanded its operation by leveraging its medical engineering capabilities to develop medical products. One of the products we had been working on was the guardian embolization protection system for use in the neuro-interventional and cardiology markets. The guardian project was completed through the design engineering and in-vitro testing stages. Further development was required to produce multiple product iterations, complete animal testing, and obtain regulatory approval for marketing. We licensed this product to Abbott Laboratories, which will complete the further development of the product. We licensed this product to Abbott Laboratories due to the cost and resources required to pursue product development throughout the animal testing, regulatory approval and marketing phases.

     The development of the guardian system has proven to be initially successful for us with an initial cash payment of $2,000,000 received from Abbott Laboratories in June, 2000, as part of our licensing agreement with them. This payment helped to offset the losses we had suffered in our other two business units as we completed the development of our manufacturing facilities and started initial production. Our contract manufacturing and equipment sales units produced combined revenues of only $788,000, in 2001. As a result, we have recently decided to refocus our operations on the technology development and licensing unit, and to expand that unit to manufacture and market our proprietary technologies, as discussed below. Industry overview
-----------------

     Historically, Rubicon has focused on three business units:

          Technology development and licensing;

          Contract manufacturing; and

          Equipment manufacturing.

          In January, 2002, which is subsequent to the period covered by this Report, our Board of Directors voted unanimously to focus on developing, manufacturing and marketing our own proprietary technologies and devices in the field of interventional vascular medicine. During the first three months of 2002, we have stopped actively marketing products in the contract manufacturing and equipment manufacturing business units. Neither of these areas has provided any earnings for us. Meanwhile, the technology development and licensing unit has proven lucrative to date and has the potential for substantial revenues and earnings once regulatory approvals are obtained. Therefore, we will be expanding the technology licensing and development unit to begin the manufacturing and marketing of our proprietary technologies. As we move forward, the company will no longer be split into three business units, and we will have the sole focus of developing, manufacturing, and marketing our proprietary technologies.

     Our decision will require us to phase out the contract manufacturing unit and to divest ourselves of the equipment manufacturing unit. We will continue with our contract manufacturing until our customers can find alternative vendors for their products, and we may build additional inventories for those clients to help with the transition. Presently, we have completed the building of excess inventories and we have transitioned our customers to alternative vendors. We will use as much of the existing equipment, assets and personnel of the contract manufacturing unit as possible to manufacture our proprietary technologies.

     Effective February 1, 2002, which is subsequent to the period covered by this Report, we executed a Mutual Release and Settlement Agreement by which we reconveyed Accurate Designs to Mr. Pearsall and he agreed to waive his claims to the $250,000 cash payment and the $1,000,000 in stock that were due to him as part of the Accurate Designs acquisition. We also agreed to dismiss our arbitration demand against Accurate Designs and Mr. Pearsall. See the caption "Legal Proceedings," Item 3 of this Report.

     Rubicon's objective is to develop, manufacture and market worldwide our proprietary technologies. This will include conducting research and development activities to identify new and novel technologies. We will work together with our medical advisory board to evaluate those technologies in a pre-clinical setting. We will build internal manufacturing capabilities to build in quantity the devices that we desire to commercialize. We will build an internal regulatory system to comply with all federal laws regarding the development, manufacturing, testing, control, and marketing of medical devices. Presently, we have much of this accomplished. We are not, however, registered with the Food and Drug Administration, and we are in the process of obtaining the additional ISO quality certifications needed to expand our business as discussed. We anticipate obtaining these in 2002.
     Once we have completed the development activities of our devices, we will seek to obtain regulatory approvals in the United States and in other countries to market the devices. This is often a costly process. We will take into consideration the costs for regulatory approvals as we determine whether to market the device or license or sell the technology to an industry partner. Costs for regulatory approvals may include clinical studies, device production costs, administrative and travel expenses, hospital reimbursements, outside consultants, and additional personnel.

     Rubicon's first major project in the medical device field was the guardian embolization protection system, which we licensed from the University of Southern California. This product is an occlusion balloon exchange guide wire that may enable angioplasty and stenting to be performed in the carotid artery without major embolic complications. In addition to the carotid market, the guardian system may enable heart bypass grafts, called saphenous vein grafts, to be treated with fewer major adverse cardiac events. We believe embolization protection could improve clinical outcomes, reduce the incidence of major and minor stroke associated with carotid artery stenting, and decrease major adverse cardiac events in the treatment of coronary vein grafts. Until more studies and human trials are completed, the actual reduction in stroke rates and major adverse cardiac events will be unknown.

     The guardian system is a patented technology for primary use in the neuro-interventional and cardiology markets. These markets focus on arteries and veins leading to the brain and those in the heart, and the removal of blockages in these veins and arteries. The total worldwide neuro-interventional, interventional cardiology and peripheral interventional radiology markets, we believe, is growing and management believes the total markets may approach $1 billion. This is a new and developing market so the ultimate size of the market may differ substantially from our beliefs. Presently, the statistical information to determine the actual size of the market is limited and our estimates are based on our attempts to understand the potential size of the markets. The actual size of the markets may differ substantially.

     Rubicon had been developing the guardian embolization protection system since 1998, when we acquired the technology through a worldwide licensing agreement with the University of Southern California (USC). Our agreement with USC gives us the exclusive worldwide right to the patents and products derived under such patents for use in diagnostic and therapeutic use related to the carotid artery or other arteries and veins in the body. This license essentially allows us to take the initial designs developed by USC and make improvements on them and then to manufacture and sell the products anywhere in the world. Under the terms of our licensing agreement, we are required to pay USC 15% on 50% of the royalties and fees we receive related to the technology we received from USC. Additionally, we are required to maintain certain levels of insurance and indemnify USC from potential liability related to the products. Our agreement with USC is for a period that expires on the earlier of the expiration of the USC patents or fifteen years from the date of the agreement. The agreement may be terminated by USC on 45 days notice if we breach material terms of the agreement such as not maintaining the required insurance coverage or sublicensing the agreement to third parties without following the proper procedures outlined in the agreement.

     After completing design work and development on the guardian system, we licensed the guardian embolization protection system to Abbott Laboratories. The guardian license allows for three milestone payments. The first payment of $2,000,000 was received in June 2000. Two subsequent payments are receivable upon future milestones. One milestone payment of $4,000,000 is receivable upon commercial shipment of product within the European Union following CE approval, which is the approval required to sell medical products in the European Union and is similar to the US FDA approval. The other milestone payment of $8,000,000 is receivable upon FDA approval of products for either saphenous vein graft or carotid applications.

     From these milestone payments we are required to pay USC 15% of one half of the payments to Rubicon. Accordingly, we would pay USC $300,000 on CE approval and $600,000 on FDA approval. The license also establishes royalty payments on sales of the guardian system in the United States, Europe, Japan, Canada, Australia, and Hong Kong. The royalty payments are structured to be a percentage of sales which percentages increase as the dollar amount of the product sold increase. The royalty payments would be 5% on the first one hundred million dollars, six percent on the second one hundred million dollars and seven percent on all cumulative net sales in excess of two hundred million dollars. We are then required to pay USC its portion of the royalty payments which is 15% of fifty percent (50%) of the payments that are paid to Rubicon. The agreement with Abbott Laboratories is for a period of the duration of the patents related to the guardian system or the expiration of the USC agreement whichever is sooner. The agreement may be terminated sooner if one party breaches material terms of the agreement or upon 12 months' notice from Abbott. If Abbott terminates the agreement on twelve months notice, it would be required to fulfill all terms of the agreement related to any future products it sells including royalty payments.

     Our agreement with Abbott Laboratories limits our ability to transfer or subsequently license the guardian system. Under the terms of the agreement, as long as Abbott is not in breach of the agreement, we cannot license the product to another party. Additionally, we can not work on or develop a competing product in the area of balloon embolic protection as long as Abbott is not in breach of its agreement.

     Since entering into the license agreement with Abbott, we have been working to establish a body of intellectual property in the areas of filter embolic protection and stent delivery systems. We have built a management team and Board of Directors with vast experience in the medical device industry and we anticipate continuing to build this team in 2002.

     The Rubicon filter embolic protection device was invented by Richard J. Linder, our President and Chief Executive Officer, and is being engineered by internal research and development personnel, led by Daryl Edmiston, Vice President of Research & Development. Rubicon has used the $2 million license fee payment from the Abbott Labs, along with other capital raised through our private placements, to develop the embolic filter and fund operations. Management believes the embolic filter will be used to treat diseased saphenous vein grafts, carotid arteries, native coronary vessels, renal arteries, and also will be used in the treatment of acute myocardial infarction. The embolic protection devices on the market, or in clinical development, are split into two general categories; balloon occlusive systems, similar to the guardian, and filter systems that allow continuous blood flow during a procedure. Rubicon now has an embolic filter in development that enables the company to fully compete in the embolic protection markets.

     Rubicon has begun expanding the technology development and licensing business unit to include the manufacture and marketing of our proprietary technologies. Management, including the medical advisory board, believes that our proprietary technologies, namely the Rubicon filter, will have a competitive advantage in the marketplace. We further believe, based on analysis of the market and the experience of the management team, that Rubicon will have greater opportunities for revenues if the Company takes its own products to market and capitalizes on its recent inventions.

Medical Advisory Board
----------------------

     Rubicon has developed a medical advisory board to assist us in analyzing new potential products in addition to the Guardian system. The medical advisory board consists of doctors in fields of expertise directly related to our products, markets, and research. We have been working with them regularly and they are assisting in performing clinical analysis and testing when necessary.

     Our medical advisory board consists of seven physicians. Each member of the medical advisory board has a consulting contract with us. Members of our medical advisory board include:

Randall Higashida, MD: Clinical Professor of Radiology and Neurosurgery, Chief, Division of Interventional Neurovascular Radiology, University of California at San Francisco, San Francisco, CA

John Jacobs, MD: Neuro-interventional Radiology and Neurosurgery, IHC Hospital Systems, LDS Hospital, Cottonwood Hospital, University of Utah, Salt Lake City, UT

Barry Katzen, MD: Medical Director, Miami Cardiac & Vascular Institute, Baptist Hospital, Miami, FL

Donald Larsen, MD: Associate Professor of Neurological Surgery, Neuro-interventional Section, USC University Hospital, Los Angeles, CA

William A. Gray, MD: Interventional Cardiologist and Director of Endovascular Care, Swedish Heart Institute, Seattle, WA

Ajay Wakhloo, MD, Ph.D.: Professor of Radiology and Neurological Surgery, Chief, Section of Interventional Neuroradiology, University of Miami School of Medicine, Jackson Memorial Hospital, Miami, FL

Craig Morrison, MD: General Surgeon, Brigham Young University Health Sciences Center, Provo, UT

Competition
-----------

     Rubicon competes in a very crowded field in all of its product offerings. Most of Rubicon's competitors have been in business for some time, and enjoy strong revenues and earnings. There is no single competitor that controls any of our markets and we do not anticipate that one company will emerge as the dominant company in our field. The embolic protection market has been split into two general categories; balloon and filters. The guardian system that was licensed to Abbott Laboratories is a balloon system and the Rubicon filter competes in the rest of the embolic protection market.

     Our filter embolic protection system will compete with Boston Scientific's Filterwire EX; Johnson & Johnson/Cordis's Angioguard XP; MedNova's Cardioshield and Neuroshield; Microvena's E-Trap; and Guidant's Accunet. There may be other filter embolic protection devices available that we are unaware of, or are under clinical or pre-clinical development. The guardian system presently competes with Medtronic PercuSurge; Kensey-Nash; and ArteriA. These are the companies currently offering balloon based systems.

Governmental Regulation
-----------------------

     There are extensive governmental regulations which affect medical product companies. In the US, the Food and Drug Administration or FDA has jurisdiction over most medical devices. The FDA breaks medical devices into three classes: class I, II, and III. Rubicon develops medical devices that fall within the class II and III category. A class II device is a product that has a previously approved product performing similar functions. For class II products, the FDA only requires a 510(k) application which demonstrates that the device performs the same function as a previously approved product and works similarly to the prior product. Class II product approval is relatively simple to obtain in comparison to a class III approval. A class III device is a product wherein there is no equivalent product on the market. For class III devices, clinical data must be submitted to prove that the device is safe and effective. The requirement in this case is an investigation device exemption to perform clinical studies, institutional review board approval at the various hospitals where clinical studies will be performed, and finally a pre-market approval for the device once the clinical studies have proven it safe and effective. Although a product such as our guardian system would be a class III product, we have elected not to try and move a product through the class III approval phase because of the cost involved, and instead, will let a marketing partner handle these phases. In the instance of our guardian system, Abbott Laboratories is responsible for submitting the product for FDA approval. Abbott Laboratories is working on this submission but it is in the early phases and the application's ultimate success and timing is still uncertain. On products such as the guardian system, we will not be the party seeking FDA approval.

     With regard to the filter embolic protection device, Rubicon will seek its own regulatory approval of the filter. This will include regulatory approvals in Europe through a CE mark and in the United States through either a 510(k) or a pre-market approval. Rubicon has not yet determined which regulatory path we will take in the United States, although it is likely that a pre-market approval will be required by the FDA for our filter embolic protection device.

     In addition to FDA approval prior to the marketing of medical devices, other government agencies have an affect on our business. The Healthcare Finance Administration regulates the amount of money which will be paid on medicare claims. This agency directly determines the amount of money paid on some medical devices in clinical studies and in the medicare system.

Patents
-------
     The guardian system as developed by USC, Dr. Teitelbaum and Rubicon has received patent protection in Japan, the United States, Canada and Australia. A patent application on the guardian system has been filed in Europe but not yet approved. We have filed for patent protection on our improvements to the guardian system. The new application, owned exclusively by Rubicon, is for improvements relating to methods of establishing an inflation conduit within a guidewire and opening and closing the inflation conduit. These applications are in the early stages and no assurances can be given that we will actually receive the patents. These patents follow upon, but are dissimilar in their function to, the patents received by USC and Dr. Teitelbaum on the guardian system.

     We have also filed for patent protection on our filter embolic protection device. Our filter device is in the very early stages of development and it is too early to see if the patent application will be accepted. Additionally, we have filed for patent protection in the areas of stent delivery systems and combination devices of stent delivery systems with embolic protection. Again, it is too early in the patent prosecution phase to determine whether or not Rubicon will receive patents for these applications.

Employees
---------

     Rubicon has 12 employees with four engineers, six in administration and two in production. We have employment contracts with Richard J. Linder and all salaried personnel.

Item 2.  Description of Property.
         ------------------------

     Rubicon leases approximately 13,500 square feet in Salt Lake City, Utah under the terms of a three-year lease that expires December 31, 2002. Monthly rent is approximately $5,333. We believe these facilities are large enough to handle our current needs. At this facility, we have one 1200 square foot class 100,000 clean room, and two smaller class 100,000 clean rooms.

Item 3.  Legal Proceedings.
         ------------------

     In January, 2002, which is subsequent to the period covered by this Report, we filed an Arbitration Demand with the American Arbitration Association, seeking the rescission of our acquisition of Accurate Designs or, in the alternative, damages in an amount to be determined at a hearing on the matter. We also sought attorney's fees incurred in the action.

     The bases for our arbitration demand were that:

          Accurate Designs and Harold Pearsall falsely represented that they had good title to the assets being conveyed, that the assets were free of encumbrances and that the intellectual property being conveyed did not violate any patents; and

          Mr. Pearsall breached his agreement to perform his job duties faithfully and to the best of his ability and violated his covenant not to compete with us.

         Effective February 1, 2002, we entered into a Mutual Release and Settlement Agreement with Accurate Designs and Harold Pearsall.

     The arbitration and the Settlement Agreement stemmed from our acquisition of Accurate Designs in April, 2000, pursuant to an Asset Purchase Agreement. Under the Asset Purchase Agreement, we agreed to pay to Mr. Pearsall $1,000,000 in cash and to issue common stock valued at $1,000,000 to Mr. Pearsall. As of the effective date of the Settlement Agreement, the Company owed Mr. Pearsall a $250,000 cash payment, which was due on December 17, 2001, and $1,000,000 in stock, payable in December, 2002.

     Under the terms of the Settlement Agreement, we agreed to withdraw the Arbitration Demand. In addition, the parties agreed as follows:

          Mr. Pearsall agreed to sell to us all of his 50,000 outstanding shares of Rubicon common stock, in exchange for $100,000 cash, payable upon execution of the Settlement Agreement;

          Rubicon agreed to return all Accurate Designs assets in its possession and released to Mr. Pearsall all of its right, title and interest in the Accurate Designs assets;

          Rubicon agreed to pay Mr. Pearsall's Cobra premium for up to 18 months, as long as he remains qualified for Cobra coverage;

          Rubicon agreed not to compete with Mr. Pearsall or Accurate Designs in the business of catheter tipping equipment for two years from the date of the Settlement Agreement and to forward to Mr. Pearsall all inquiries regarding the catheter tipping business;

          Rubicon waived any claim to the installment payments already made under the Asset Purchase Agreement and Mr. Pearsall and Accurate Designs waived any right to further payments of cash and stock under the Asset Purchase Agreement; and

          Mr. Pearsall agreed to pay to Rubicon $15,000 per machine on the four catheter tipping machines as a full reimbursement of costs associated with the machines.

     On February 14, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the terms of the Settlement Agreement. See Item 13 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
-----------------
     Rubicon's common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "RMDC." However, our common stock has been quoted only since November 8, 2001, and the market is limited in volume. We can not guarantee that the present market for our common stock will continue or be maintained.

     On December 7, 2000, we filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register 11,508,000 shares of common stock held by certain stockholders. The Registration Statement subsequently became effective and we are currently preparing to file a post-effective amendment to allow the selling stockholders to continue selling these shares. The sale of these shares or of unregistered and restricted common stock pursuant to Rule 144 may substantially reduce the market price of our common stock.

     The quarterly high and low bid prices for our shares of common stock since public trading of these shares commenced on November 8, 2001, are as follows:


                                            Bid
                                            ---

Quarter or period ending:          High             Low
-------------------------          ----             ---

November 8, 2001, through
December 31, 2001                  $1.40            $1.00


     These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," and do not necessarily reflect actual transactions, retail markups, markdowns or commissions.

     The future market price of our common stock may be highly volatile. Rubicon is registering 11,508,000 shares on its Registration Statement on Form SB-2. The 36,000,000 shares issued to the shareholders of Rubicon Medical, the Utah corporation, in relation to the reorganization with Hi-Tech Ventures became available for resale under Rule 144 in October 2001. The resale of any of these shares could adversely affect the market price of our common stock.

Holders
-------

     As of January 28, 2002, there were approximately 263 record holders of Rubicon's common stock. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     In November 2000, Rubicon issued 36,000,000 shares of common stock to four shareholders of Rubicon Medical, Inc., the Utah corporation, in exchange for all of the outstanding common shares of Rubicon Medical, Inc. and 163,400 shares of its preferred stock to 17 preferred stockholders of Rubicon Medical, Inc., in exchange for their 163,400 preferred shares of Rubicon Medical, Inc. All shares were issued in relation to the acquisition of Rubicon Medical, Inc, the Utah Corporation by Hi-Tech, the Delaware corporation whose name was subsequently changed to Rubicon Medical Corporation. The 17 shareholders receiving preferred stock had previously invested $817,000 in the Utah corporation. The four shareholders receiving common stock were the original founders of Rubicon Medical, LLC, which was later changed to a corporate form from the limited liability company form through the exchange of stock of Rubicon Medical, Inc. for all of the assets of the Rubicon Medical, LLC. The four shareholders of Rubicon Medical, Inc. had received their shares in exchange for their membership interests in Rubicon Medical, LLC. The capital was contributed to both Rubicon Medical, LLC and Rubicon Medical, Inc. prior to the exchange of shares with Hi-Tech. The transactions are believed exempt from registration under Section 4(6) and/or 4(2) of the Securities Act due to the investment intent of the individuals, their accredited nature and the number of individuals receiving shares. In 2001, Rubicon issued 473,334 shares of its common stock to its medical advisory board as part of their consulting compensation. Rubicon also converted a debenture owed to Banyon Investment Company into 200,000 shares of common stock. Banyon Investment Company is owned by accredited investors. At the time of the original promissory note to Banyon and its subsequent conversion, Banyon was provided with all information it requested and indicated that it had an investment intent to hold the note or shares, and did not intend to resell the note or shares in the immediate future. Rubicon relied on section 701 and 4(2), respectively for these transactions.

     In October, 2001, our Board of Directors authorized a private placement of up to 3,000,000 shares of our common stock at a price of $0.50 per share. As of February 7, 2002, we had sold 1,769,000 shares, for gross proceeds of $884,500. We relied on Section 4(2) and Rule 506 of Regulation D for these transactions.

     In December, 2001, the holders of all 163,400 outstanding shares of our preferred stock converted their preferred shares into 1,634,000 shares of our common stock at a price of $0.50 per share, or 50% of the market price of our common stock at the time of conversion. We relied on Section 3(a)(9) of the Securities Act of 1933 for these transactions.

     In connection with the recapitalization between Hi-Tech and Rubicon, Smith Consulting Service received shares. These shares were issued at the time of the recapitalization in October 2000. Originally, Rubicon had entered into a contract with Smith Consulting Services which provided it would receive 9.5% of Rubicon. When the transaction with Hi-Tech was proposed, Smith Consulting Services agreed it would relinquish any rights to receive any amounts owed under its consulting contract with Rubicon and instead receive only those shares it was able to acquire, at the time of the recapitalization, from Hi-Tech and its shareholders. Smith Consulting Services is owned by Karl Smith who is an accredited investor. Mr. Smith had performed extensive investigation into Rubicon and Hi-Tech, our operations and financial conditions prior to receiving any shares. At the time of the recapitalization, note holders of Hi-Tech converted their notes to 11,508,000 shares of Hi-Tech's common stock. There were two note holders both of whom had extensive experience dealing with small companies like Hi-Tech and Rubicon. Both had access to information on Rubicon and Hi-Tech. Rubicon relied on section 4(2) as its exemption for these transaction.

     Prior to its acquisition by Hi-Tech, Rubicon, the Utah corporation completed a private placement of its preferred stock to 17 accredited investors and relied on section 4(2) as an exemption. Additionally, in December 1999, Rubicon issued a convertible debenture to Banyon Investment Company for an investment of $200,000 by Banyon. Rubicon relied on section 4(2) for the exemption since all members of Banyon are accredited investors and Banyon was provided with substantial information on Rubicon.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

General.
--------

     Rubicon Medical Corporation conducts research and development activities to generate medical related technologies and intends to manufacture medical products that result out of these technologies. Historically, Rubicon's operations were divided into three strategic business units (SBU's): contract manufacturing; equipment manufacturing; and technology development and licensing. In January 2002, in an effort to maximize growth and achieve high-margin revenues, our Board of Directors resolved to re-focus all of our efforts towards the technology development and licensing business unit and discontinue both the contract and equipment manufacturing segments of our operations. As a result of these actions, the contract and equipment manufacturing business units are presented as discontinued operations. The following discussion is on continuing operations, and includes the technology development and licensing business unit.

     Rubicon successfully licensed our guardian embolization protection system to Abbott Laboratories (Abbott) in June 2000. The guardian license allows for three milestone payments to be made to Rubicon. The first payment of $2,000,000 was received at the time the initial license agreement was entered into. Two subsequent payments will be made when future milestones are achieved. One milestone payment of $4,000,000 will be made upon commercial shipment of product within the European Union following CE approval, which is the approval required to sell medical products in the European Union and is similar to FDA approval in the United States. In October 2001, Abbott Laboratories successfully completed the first step required to achieve CE approval. During human feasibility studies, European doctors successfully used the guardian device in seven patients. The remaining steps in the CE approval process are expected to begin in 2002. A second, unrelated milestone payment of $8,000,000 will be made upon FDA approval of products for either saphenous vein graft or carotid applications. The nature of medical research makes the timing of any future milestone payments difficult to predict, therefore no assurance can be given that any milestone payments will be received.

     From these milestone payments we are required to pay the University of Southern California (USC) 15% of one half of the payments. Accordingly, we would pay USC $300,000 on CE approval and $600,000 upon FDA approval. The license also establishes royalty payments on sales of the guardian system in the United States, Europe, Japan, Canada, Australia, and Hong Kong. The royalty payments are structured to be a percentage of sales; the percentage increases as the dollar amount of the products sold increases. The royalty payments would be 5% on the first one hundred million dollars, six percent on the second one hundred million dollars and seven percent on all cumulative net sales in excess of two hundred million dollars. We are then required to pay USC its portion of the royalty payments, which is 15% of fifty percent (50%) of such payments. The agreement with Abbott Laboratories is for a period of the duration of the patents related to the guardian system or the expiration
of the USC agreement, whichever is sooner.    The USC agreement is for a
period that expires on the earlier of the expiration of the USC patents or fifteen years from the date of the agreement. In addition, the Abbott agreement may be terminated early if one party breaches any material terms of the agreement or upon twelve months notice from Abbott. If Abbott terminates the agreement on twelve months notice, it would be required to fulfill all terms of the agreement related to any future products it sells, including royalty payments.

     Now that we have successfully licensed the guardian system, our focus will be on developing, manufacturing, and marketing our own proprietary technologies and devices in the field of interventional vascular medicine.
To further the development of new technologies, and speed up the process in which we can offer additional products, we intend to increase our expenditures in research and development. To fund these increases, in October 2001, our Board of Directors authorized us to offer up to 3,000,000 shares of our common stock. As of March 11, 2002 we have sold 1,769,000 shares and have raised $884,500.

     We do not believe that the events of September 11, 2001, will have any material effect on our business operations.

Fiscal 2001 Compared with 2000.
-------------------------------

     Results of Operations.
     ----------------------

     Revenue from continuing operations for 2001 was $1,755,000, compared to
$835,000 for the prior year.   Part of the increase in sales is due to the
licensing of the guardian system, which accounted for $1,333,000 in revenue for 2001. The licensing funds were received in June 2000, with the revenue allocated over the projected development period of eighteen months. Continuing operations had income before tax of $182,000 for fiscal 2001 compared to a loss of $740,000 for fiscal 2000.

     Net income was impacted by a number of charges that were not the result of continuing operations. Rubicon recorded a net loss from discontinued operations of $899,000 for 2001, compared to $217,000 for 2000. Nearly all of the $582,000 in disposition charges for fiscal 2001 resulted from the discontinued equipment manufacturing business unit.

     Furthermore, due to the uncertainty of our ability to recover our deferred tax asset, an income tax valuation adjustment of $243,000 has been established in fiscal 2001. As a result, the net income tax expense of $307,000 for fiscal 2001 is significantly larger than in the prior year. As a result of the above charges, Rubicon had a net loss of $1,024,000 for fiscal 2001, compared to a loss of $739,000 for 2000.

     Additionally, in fiscal year 2001, the holders of the 2000 Series A Convertible Mandatory Redeemable Preferred Stock, converted their shares into shares of Rubicon common stock. As a result, a beneficial conversion feature of $409,000 was assigned to the preferred shares. While the resulting conversion charge did not affect our net income, it did impact the net loss for Rubicon's common shareholders. The net loss applicable to common shareholders was $1,433,000 for fiscal 2001, compared to a loss of $739,000 for fiscal 2000.

     Our Technology Development and Licensing business unit is currently working on a number of new technologies. As a result of these efforts, we have filed provisional patents on a number of new devices and intend to file utility patents within the time period required by the United States Patent Office. Although we had net a loss for fiscal 2001, our continuing operations had pre-tax profits. We feel this trend should continue into fiscal 2002, as we expect to have increased revenues from our technologies. In addition, without the discontinued operations charges that existed in fiscal 2001, we expect net income will improve as well.

     Results of Discontinued Operations.
     -----------------------------------

     Subsequent to December 31, 2001, Rubicon's Board of Directors determined to focus solely on the technology development and licensing business unit and discontinue both the contract and equipment manufacturing segments of our business. These two segments had combined revenues of $788,000 for fiscal 2001, compared to $495,000 for fiscal 2000. The costs and expenses associated with these operations were $1,091,000 for fiscal 2001 and $704,000 for fiscal 2000. Discontinued operations had a loss from discontinued operations of $317,000 for fiscal 2001 and $217,000 for fiscal 2000. Lower than expected revenues, and the continued losses in these business segments, contributed to management's decision to eliminate them.

     In addition to the $317,000 net loss from discontinued operations, Rubicon recognized an estimated loss of $582,000 on the disposition of discontinued operations. $532,000 of the disposition loss resulted from the decision to discontinue the equipment manufacturing segment, and enter into an agreement to sell the assets acquired from Accurate Designs, back to the original owner. The remaining $50,000 in disposition charges is the result of the estimated loss expected from the ultimate disposition of the contract manufacturing segment.

Liquidity and Capital Resources.
--------------------------------

     Rubicon had total revenue of $1,755,000 from continuing operations and had a net loss of $125,000 for fiscal 2001, compared to $835,000 in revenue and a net loss of $522,000 for fiscal 2000. Prior to 2000, all available funds were used for the development of our products and modification of our facilities to allow us to qualify to manufacture medical products. These activities took longer than anticipated and substantially impacted our resources. At the end of December 31, 1999, our future ability to manufacture product was in serious doubt. Fortunately, in June of 2000, we were able to raise additional capital and to complete the licensing agreement with Abbott Laboratories, which provided us with operating capital to continue.

     The current obligations as of December 31, 2000, have been significantly reduced during fiscal 2001. Our current liabilities from continuing operations decreased from $2,303,000 December 31, 2000, to $256,000 for the period ending December 31, 2001. In addition, current assets from continuing operations also decreased from $2,126,000 December 31, 2000 to $726,000 for the period ending December 31, 2001. The improvements in working capital can be attributed to three events.

     First, the deferred revenue of $1,333,000 that existed as a result of the Abbott Laboratories agreement has been completely recognized as revenue from continuing operations.

     Second, the agreement to sell the assets acquired in the Accurate Designs acquisition will satisfy all of the remaining obligations that existed out of the original asset purchase transaction. The original purchase agreement with Accurate Designs was structured as an installment purchase, with a total purchase price of $2,000,000. $1,000,000 was to be paid in cash and $1,000,000 was to be paid in shares of Rubicon's common stock. $750,000 of the $1,000,000 in cash was paid prior to the resale agreement, leaving a balance of $250,000. Shares of our common stock were to be delivered one year
from the date a public trading market was established.   Our shares were
listed for trading on the Electronic Bulletin Board in November 2001; which gave until November 2002, to deliver one million dollars worth of Rubicon common stock. As a result of the sells agreement, Rubicon will be able to eliminate all of our current obligations related to the Accurate Designs acquisition. We will no longer be obligated to pay the $250,000 for the cash balance, and our common stock holders will not suffer any dilution as they would have, had we issued the one million dollars of common stock.

     Third, in March 2001, the $200,000 convertible debenture to Banyon Investment Company was converted by the holder into 200,000 shares of Rubicon's common stock, which, at the time, represented less than 1% of our total outstanding common stock.

     As a result of the reduction in our current liabilities, working capital as of December 31, 2001, increased to $470,000, compared to negative working capital of $177,000 for the same period 2000.

     Rubicon has been successful in raising additional capital though the private placement of our securities. As of December 31, 2001, Rubicon had raised $689,000 in exchange for the issuance of 1,380,000 shares. Through March 25, 2002, we have raised an additional $195,00 in exchange for the issuance of 389,000 shares of common stock. We will use these monies for research and development for the manufacturing of our own technologies.

     Revenue generated from our technology development and licensing operations has helped support all of our operations for the past year and has not required significant capital expenditures. Now that our focus has shifted entirely to this business unit, we expect capital expenditures for technology and development to be higher than they have been in the past. However, any capital expenditures will depend on future revenues and our ability to obtain capital funding.

     Forward-Looking Information.
     ----------------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange
Commission: (i) general economic or industry conditions, nationally and/or in the communities in which the Company conducts business; (ii) changes in the interest rate environment, legislation or regulatory requirements; (iii) conditions of the securities markets; (iv) changes in the medical devices industry; (v) the development of products that may be superior to products offered or developed by the Company; (vi) competition; (vii) changes in the quality or composition of products developed by the Company; (viii) our ability to develop new products; (ix) our ability to raise capital; (x) changes in accounting principals, policies or guidelines; (xi) financial or political instability; (xii) acts of war or terrorism; (xiii) other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Financial Statements.
         ---------------------

Consolidated Combined Financial Statements for the years ended December 31, 2001 and 2000

     Independent auditors' report

     Consolidated balance sheet

     Consolidated combined statement of operations

     Consolidated combined statement of equity

     Consolidated combined statement of cash flows

     Notes to consolidated combined financial statements

RUBICON MEDICAL
Consolidated Combined Financial Statements
December 31, 2001 and 2000

           Index to Consolidated Combined Financial Statements

------------------------------------------------------------------------






                                                                  Page
                                                                  ----

Independent auditors' report                                        F-2

Consolidated balance sheet                                          F-3

Consolidated combined statement of operations                       F-4

Consolidated combined statement of equity                           F-5

Consolidated combined statement of cash flows                       F-6

Notes to consolidated combined financial statements                 F-7

-----------------------------------------------------------------------

                                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Rubicon Medical Corporation


We have audited the consolidated balance sheet of Rubicon Medical Corporation as of December 31, 2001, and the consolidated combined statements of operations, equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,
as well as evaluating  the overall financial  statement  presentation.   We
believe  that  our  audits  provide  a reasonable basis for our opinion.

In our opinion, the consolidated combined financial statements referred to above present fairly, in all material respects, the consolidated combined financial position of Rubicon Medical Corporation as of December 31, 2001, and the consolidated combined results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


Salt Lake City, Utah                             /s/ Tanner & Co.
February 7, 2002



                 RUBICON MEDICAL CORPORATION
                 Consolidated Balance Sheet

                                               December 31, 2001

     Assets

Current assets:
   Cash and cash equivalents                      $         366,000

   Accounts receivable, net                                 176,000

   Income tax receivable                                    163,000

   Prepaid expenses                                          21,000
                                                      -----------------
       Total current assets                                 726,000

Property and equipment, net                                 302,000

Intangible assets, net                                       15,000
                                                      -----------------
                                                  $       1,043,000
                                                      -----------------
-----------------------------------------------------------------------
     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:

   Accounts payable                               $         115,000

   Accrued liabilities                                        3,000

   Net liabilities from discontinued operations              14,000

   Current portion of long-term debt                         68,000
                                                     -----------------

       Total current liabilities                            200,000

Long-term debt                                               56,000
                                                     -----------------

       Total liabilities                                    256,000
                                                     -----------------

Commitments and contingencies                                     -
                                                     -----------------

Stockholders' equity:

   Common stock: 100,000,000 shares
   authorized of $.001 par value,
   51,687,334 shares issued and outstanding                  52,000

   Additional paid-in-capital                             2,815,000

   Deferred compensation                                   (120,000)

   Accumulated deficit                                   (1,960,000)
                                                     -----------------

       Total stockholders' equity                           787,000
                                                     -----------------
                                                  $       1,043,000
                                                     -----------------

------------------------------------------------------------------------
See accompanying notes to consolidated combined financial statements.
                       F-3

                     RUBICON MEDICAL CORPORATION
             Consolidated Combined Statement of Operations

                                            Years Ended December 31,
-----------------------------------------------------------------------
                                              2001           2000
                                        -----------------------------


Net sales                               $    1,755,000  $     835,000

Cost of sales                                  115,000        185,000
                                         -----------------------------

     Gross profit                            1,640,000        650,000
                                         -----------------------------

Operating expenses:
   General and administrative                  893,000        973,000

   Research and development                    380,000        199,000

   Depreciation and amortization               178,000        149,000
                                         -----------------------------
                                             1,451,000      1,321,000
                                         -----------------------------

  Income (loss) from
   continuing operations                       189,000       (671,000)
                                         -----------------------------

Other income (expense):
   Interest income                              42,000         56,000

   Interest expense                            (41,000)      (125,000)

   Loss on disposal of assets                   (8,000)             -
                                         -----------------------------

   Net other income (expense)                   (7,000)       (69,000)
                                         -----------------------------

  Income (loss) from
   continuing operations
   before provision for income taxes           182,000       (740,000)
                                         -----------------------------

Income tax (expense) benefit:

   Current                                     163,000       (274,000)

   Deferred                                   (470,000)       492,000
                                         -----------------------------
                                              (307,000)       218,000
                                         -----------------------------

  Net loss from
   continuing operations                     (125,000)      (522,000)

Loss from discontinued operations,
 net of income taxes                         (317,000)      (217,000)

Loss on disposition of
 discontinued operations,
 net of income taxes                         (582,000)             -
                                         -----------------------------
  Net loss                             $   (1,024,000) $    (739,000)
                                         -----------------------------
Beneficial conversion feature
 on preferred stock                    $     (409,000) $           -
                                         -----------------------------
Net loss applicable to
 common shareholders                   $   (1,433,000) $    (739,000)
                                         -----------------------------
Loss per common share
 - basic and diluted:

   Continuing operations               $         (.01) $        (.01)

   Discontinued operations                       (.02)          (.01)
                                         -----------------------------
                                       $         (.03) $        (.02)
                                         -----------------------------
Weighted average common shares
 - basic and diluted                       48,689,000     36,794,000
------------------------------------------------------------------------
See accompanying notes to consolidated combined financial statements.
                       F-4


            RUBICON MEDICAL CORPORATION
             Consolidated Combined Statement of Equity

                                  Common Stock          Additional
                               ----------------          Paid-In
                             Shares    Amount            Capital

Balance, January 1, 2000             -  $        -     $        -

Member Contributions                 -           -              -

Net loss for the four
months ended April 30, 2000          -           -              -

Contribution of members'
equity in exchange for
common stock of Rubicon
Medical, Inc.                   1,000            -         99,000

Recapitalization of
Rubicon Medical, Inc.
(See note 1)               35,999,000       36,000        (36,000)

Acquisition of
Hi-Tech Venture, Inc.
(See note 1)               12,000,000       12,000         (3,000)

Net loss for the period
from May 1, 2000 to
December 31, 2000                   -            -              -

----------------------------------------------------------------------
Balance,
December 31, 2000          48,000,000       48,000         60,000

Stock issued for:
  Cash                      1,380,000        1,000        689,000
  Services                    473,334            -        474,000
  Satisfaction of
  convertible debenture       200,000        1,000        199,000

Stock options issued for
services                            -            -        169,000

Conversion of preferred
stock to common stock       1,634,000        2,000        815,000

Beneficial conversion
feature                             -            -        409,000

Amortization of deferred
compensation                        -            -              -

Net loss                            -            -              -
----------------------------------------------------------------------
Balance,
 December 31, 2001         51,687,334   $   52,000     $2,815,000
----------------------------------------------------------------------

                           Members'       Deferred         Accumulated
                            Equity      Compensation         Deficit


Balance, January 1, 2000    $  78,000   $        -     $        -

Member Contributions          233,000            -              -

Net loss for the four
months ended April 30, 2000  (212,000)           -              -

Contribution of members'
equity in exchange for
common stock of Rubicon
Medical, Inc.                 (99,000)           -              -

Recapitalization of
Rubicon Medical, Inc.
(See note 1)                        -            -              -

Acquisition of
Hi-Tech Venture, Inc.
(See note 1)                        -            -              -

Net loss for the period
from May 1, 2000 to
December 31, 2000                   -            -       (527,000)

----------------------------------------------------------------------
Balance,
December 31, 2000                   -            -       (527,000)

Stock issued for:
  Cash                              -            -              -
  Services                          -            -              -
  Satisfaction of
  convertible debenture             -            -              -

Stock options issued for
services                            -     (169,000)             -

Conversion of preferred
stock to common stock               -            -              -

Beneficial conversion
feature                             -            -       (409,000)

Amortization of deferred
compensation                        -       49,000              -

Net loss                            -            -     (1,024,000)

Balance,
 December 31, 2001                  -   $ (120,000)   $(1,960,000)

See accompanying notes to consolidated combined financial statements.
                       F-5



                RUBICON MEDICAL CORPORATION
            Consolidated Combined Statement of Cash Flows

                                              Years Ended December 31,
----------------------------------------------------------------------
                                               2001          2000
                                           ---------------------------
Cash flows from operating activities:
Net loss                                  $  (1,024,000) $   (739,000)

Loss from discontinued operations               899,000       217,000

Adjustments to reconcile net loss to
 net cash (used in) provided by
 operating activities:

   Depreciation and amortization                178,000       149,000

   Bad debt expense                                             1,000

   Stock issued for services                    194,000             -

   Stock options issued for services             49,000             -

   Effective interest on beneficial
   conversion feature                                 -        77,000

   Deferred income taxes                        470,000      (492,000)

   Loss on disposal of assets                     8,000             -

   (Increase) decrease in:
     Accounts receivable                          2,000      (165,000)

     Income tax receivable                     (163,000)            -

     Other assets                                 5,000             -

   Increase (decrease) in:
     Accounts payable                            25,000        60,000

     Accrued liabilities                                      280,000

     Deferred revenue                        (1,333,000)    1,333,000

     Income taxes payable                      (274,000)      274,000
                                           ---------------------------

Net cash (used in) provided
 by continuing operations                      (964,000)      995,000

Net cash used in discontinued operations        (51,000)     (129,000)
                                           ---------------------------
     Net cash (used in) provided
      by operating activities                (1,015,000)      866,000
                                           ---------------------------
Cash flows from investing activities:
   Purchase of property and equipment           (71,000)      (76,000)

   Proceeds from sale of assets                   3,000             -

   Net cash received in
   acquisition of Hi-Tech                             -         9,000
                                           ---------------------------

Net cash used in continuing operations          (68,000)      (67,000)

Net cash used in discontinued operations         (1,000)     (295,000)
                                           ---------------------------
Net cash used in investing activities           (69,000)     (362,000)
                                           ---------------------------
Cash flows from financing activities:
   Proceeds from issuance of
    preferred stock                                   -       817,000

   Proceeds from issuance of
    common stock                                690,000             -

   Capital contributions                              -       233,000

   Principal payments on
   long-term debt                              (274,000)     (102,000)

   Decrease in bank overdraft                         -        (2,000)

   Proceeds from issuance
    of long-term debt                           150,000             -
                                           ---------------------------
Net cash provided by
 continuing operations                          566,000       946,000

Net cash used in
 discontinued operations                       (537,000)      (29,000)
                                           ---------------------------
Net cash provided by
 financing activities                            29,000       917,000
                                           ---------------------------

Net (decrease) increase in
 cash and cash equivalents                   (1,055,000)    1,421,000

Cash and cash equivalents at
 beginning of year                            1,421,000             -
                                           ---------------------------
Cash and cash equivalents
 at end of year                           $     366,000  $  1,421,000
                                           ---------------------------
-----------------------------------------------------------------------
See accompanying notes to consolidated combined financial statements.
                       F-6

                  RUBICON MEDICAL CORPORATION
          Notes to Consolidated Combined Financial Statements

                                           December 31, 2001 and 2000
----------------------------------------------------------------------

1.   Organization and Nature of Business
       Rubicon Medical Corporation (the Company), commenced operations on December 11, 1996 as Rubicon
       Medical, L.C. (the L.C.), a Utah limited liability company. On May 1, 2000, the Members of the L.C. exchanged their membership interests' for 100% of the common stock of Rubicon Medical, Inc. (Rubicon), a Utah corporation.

       Effective  October  11,  2000,  Hi-Tech  Venture,   Inc. (Hi-
       Tech), a publicly traded Delaware corporation with no ongoing operations, acquired 100% of the stock of Rubicon by issuing 36,000 shares of Hi-Tech common stock for each share of Rubicon common stock and one share of Hi-Tech mandatory redeemable preferred stock for each Rubicon mandatory redeemable preferred share. Because the shares issued in the acquisition represent
       control of  the  total   shares  of   Hi-Tech's   common   stock
       immediately following the acquisition, Rubicon is deemed for
       financial   reporting  purposes  to  have  acquired Hi-Tech in a
       recapitalization of Rubicon. The surviving entity reflects the assets and liabilities of Rubicon and Hi-Tech. The issued common stock is that of Hi-Tech and the historical operations are that of Rubicon and Hi-Tech after October 11, 2000.

       Effective November 3, 2000, Hi-Tech changed its name to Rubicon Medical Corporation.

       During the year ended December 31, 2001, the Company was obligated to deliver 9.5% of its stock for certain consulting work performed under an agreement with Smith Consulting Services. Additionally Banyon Investments held a convertible promissory note for $200,000, which was convertible into 5% of common stock. By merging with Hi-Tech, Smith Consulting Services and Banyon Investments were willing to renegotiate the terms of their agreements due to the increased liquidity gained, by waiving any future rights to shares of Rubicon. Instead, they were satisfied with the amount of shares they either owned in Hi-Tech or were able to acquire from the shareholders of Hi-Tech. Additionally, Banyon was willing to convert the $200,000 promissory note into 200,000 shares of Rubicon, which represented 0.4% of the then, issued and outstanding shares, as opposed to the 5% it was entitled to in the note.

-----------------------------------------------------------------------

                                            RUBICON MEDICAL CORPORATION
                                          Notes to Financial Statements
                                                             Continued

-----------------------------------------------------------------------

1.    Organization and Nature of Business Continued
       On April 17, 2000,  Rubicon purchased  Accurate Designs,
       Inc.  (Accurate) a company, which manufactures
       specialized catheter tips and related equipment. The agreement required the Company to pay $1,000,000 cash and to issue common stock valued at $1,000,000. The acquisition was accounted for using the purchase method of accounting, and the excess of the purchase price of $1,980,000 over the estimated fair value of the net assets acquired was allocated to goodwill and was being amortized over ten years. The purchase of Accurate
       formed   the   basis   of   the   Company's    equipment
       manufacturing segment. The Company has determined to discontinue the equipment manufacturing segment and entered into an agreement to transfer the assets of Accurate back to the original owner during February 2002. As a result the assets, liabilities and operations related to the Accurate purchase have been shown as discontinued operations (see Note 13).

       The Company conducts research and development activities to generate medical related technologies.

2.     Liquidity
       The Company has incurred a net loss for the years ended December 31, 2001 and 2000. However, the Company has a significant contract with an unrelated third party, which when earned could provide the Company with approximately $12,000,000 in cash (see note 16). Management believes that cash from operations will be sufficient to assure continuation of the Company's operations through December 31, 2002. The Company has relied heavily upon sales of its common stock in order to fund operations. Subsequent to December 31, 2001 the Company has sold common stock for cash totaling $195,000. However, there can be no assurance that such equity financing will be available on terms acceptable to the Company in the future. If the Company is unable to obtain such financing or secure debt financing, it may be unable to continue development of its products and may be required to substantially curtail operations.

-----------------------------------------------------------------------

                                           RUBICON MEDICAL CORPORATION
                                         Notes to Financial Statements
                                                           Continued

----------------------------------------------------------------------


3.   Summary of Significant Accounting Policies
     Principles of Consolidation and Combination
     The consolidated combined financial statements include the operations of Rubicon Medical Corporation for the year ended December 31, 2001 and the L.C. for the period January 1, 2000 through April 30, 2000, the operations of Rubicon and Accurate from May 1, 2000 through December 31, 2000 and Hi-Tech from October 11, 2000 through December 31, 2000.

     All significant  intercompany  balances and transactions
     have   been   eliminated   in  the   consolidation   and
     combination of the financial statements.

     Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

     During the years ended December 31, 2001 and 2000, two customers each accounted for 10% or more of total sales
     (See note 17).

     The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Cash and Cash Equivalents
     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     Inventories
     Raw materials are stated at the lower of cost or market. Cost is determined using the average cost method, which approximates the first-in, first-out method. Work-in-process and finished goods are stated at the accumulated manufacturing cost, but not in excess of market.

-----------------------------------------------------------------------

                                          RUBICON MEDICAL CORPORATION
                                         Notes to Financial Statements
                                                          Continued

----------------------------------------------------------------------

3.   Summary of Significant Accounting Policies Continued -
     Property and Equipment
     Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. The estimated useful lives of the assets are as follows:

                                                     Years
                                                     -----

                            Furniture and fixtures                7
                            Equipment                             5
                            Vehicles                              5
                            Leasehold improvements                3

       Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

       Intangible Assets
       Intangible assets consist primarily of patent costs. Patent costs are amortized on a straight-line basis over ten years. The Company assesses recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects the Company's average cost of funds.

       Revenue Recognition
       Revenue from product sales and service is recognized upon transfer of title and delivery of the product to the customer or upon performance of services and when the Company has no significant obligations remaining.

-----------------------------------------------------------------------

                                         RUBICON MEDICAL CORPORATION
                                         Notes to Financial Statements
                                                           Continued

----------------------------------------------------------------------

3. Summary of Significant Accounting Policies Continued - Revenue Recognition - Continued
     Revenue from license or other agreements is recognized when a binding agreement has been entered into, services have been rendered, the price is fixed and determinable, collection is reasonably assured and the Company has no significant obligations remaining.

     Advertising
     The Company expenses the cost of advertising as incurred. For the years ended December 31, 2001 and 2000, advertising expenses totaled approximately $67,000 and $18,000, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

     Research and Development
     The Company expenses research and development costs as incurred.

     Income Taxes
     Rubicon Medical Corporation accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Earnings Per Share
     The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents. Common stock equivalents arising out of stock options issued to employees and consultants equal to 154,000 shares of common stock were outstanding at December 31, 2001 and have a conversion price of $1.00. Common stock equivalents have not been included in the diluted earnings per share calculation because the effect would be antidilutive.

-----------------------------------------------------------------------

                                           RUBICON MEDICAL CORPORATION
                                          Notes to Financial Statements
                                                          Continued
-----------------------------------------------------------------------


3. Summary of Significant Accounting Policies Continued - Impairment of Long-Lived Assets
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

     Use  of  Estimates  in  the   Preparation  of  Financial
     Statements
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


4.   Detail of Certain Balance Sheet Accounts
     Receivables  consist  of  the  following at December 31,
     2001:
     Receivables:
     Trade receivables                    $  187,000
     Allowance for doubtful accounts         (11,000)
                                            ---------
                                    $        176,000
                                            ---------

5.   Property and Equipment
     Property and equipment consists of the following at December 31, 2001:

     Equipment                                 $   619,000
     Leasehold improvements                         89,000
     Furniture and fixtures                         80,000
     Vehicles                                       21,000
                                                 -----------
                                                   809,000

     Less accumulated depreciation
     and amortization                             (507,000)
                                                 -----------

                                               $   302,000
                                                 -----------

-----------------------------------------------------------------------

                                           RUBICON MEDICAL CORPORATION
                                         Notes to Financial Statements
                                                             Continued

-----------------------------------------------------------------------

6.   Intangible Assets
     Intangible  assets  consist of the following at December
     31, 2001:

     Technology                                $    18,000
     Less accumulated amortization                  (3,000)
                                               ------------

                                               $    15,000
                                               ------------
 7.   Long Term Debt
      Long-term debt consists of the following at December 31, 2001:

      Capital lease obligations (see note 8)      $   117,000

      Note payable to a bank in monthly
      installments of $700, including interest
      at 8.5% secured by a vehicle, due
      December 2002                                     7,000
                                                  ------------
                                                      124,000


      Less current portion                            (68,000)
                                                   ------------

                                                  $    56,000
                                                   ------------

      Future maturities of long-term debt are as follows:

      Years Ending December 31:
      -------------------------

      2002                                        $    68,000
      2003                                             21,000
      2004                                             23,000
      2005                                              1,000
                                                   -----------

                                                   $   124,000
                                                   -----------
 8.   Leases
      The Company has equipment financed through capital leases that expire in 2002 through 2005. At December 31, 2001, equipment with a cost of $523,000 and related accumulated depreciation of $350,000 was recorded related to these capital leases. The lease obligations are guaranteed by an officer.


----------------------------------------------------------------------

                                          RUBICON MEDICAL CORPORATION
                                          Notes to Financial Statements
                                                             Continued

-----------------------------------------------------------------------


8.   Leases Contined
     Future minimum capital lease payments as of December 31,
     2001 are:
                                                 Amount
                                              ------------

     2002                                       $    69,000
     2003                                            26,000
     2004                                            26,000
     2005                                            12,000
                                                 ------------

     Total minimum lease payments                    133,000

     Less amount representing interest               (16,000)
                                                    ------------
     Present value of net minimum capital
     lease payments                              $   117,000
                                                    ------------

     The Company leases its office and warehouse under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in December 2002. The approximate future minimum rental payments under the non-cancelable operating lease are as follows:

     Years Ending December 31:
     -------------------------

     2002                                        $    64,000
                                                   ------------

                                                 $    64,000
                                                   ------------

     Rent expense under this lease was approximately  $62,000
     and $60,000 for the years ended December 31, 2001 and 2000, respectively.

-----------------------------------------------------------------------

                                      RUBICON MEDICAL CORPORATION
                                         Notes to Financial Statements
                                                           Continued

-----------------------------------------------------------------------


9.   Income Taxes
     At December 31, 2001 and 2000, income tax expense from continuing operations differs from the amount computed at federal statutory rates as follows:

                                  2001      2000
                                  --------------------
     Federal income tax benefit
     (expense) at statutory rate  $ (62,000) $ 252,000
     State                           (9,000)         -
     Non deductible interest and
     amortization expense                 -    (24,000)
     Other                            7,000    (10,000)
     Change in valuation allowance (243,000)         -
                                 ---------------------
                                  $(307,000) $ 218,000
                                 ---------------------

   Deferred tax assets (liabilities) are comprised of the following at December 31, 2001:

   Net operating loss carryforward             $   196,000
   Research and development credit carryforward     55,000
   Difference in book value of intangible assets    (3,000)
   Depreciation                                    (26,000)
   Accrued compensation                             17,000
   Other                                             4,000
                                                ------------
                                                   243,000

   Valuation allowance                            (243,000)
                                                ------------

                                            $         -
                                                ------------

     The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. As of December 2001 and 2000, the Company has established a valuation allowance for the entire amount of net deferred tax assets.


------------------------------------------------------------------------

                                          RUBICON MEDICAL CORPORATION
                                          Notes to Financial Statements
                                                            Continued

----------------------------------------------------------------------

9.   Income Taxes Continued
     At December 31, 2001, the Company had net operating loss carryforwards of approximately $576,000 and research and development tax credit carryforwards of approximately $55,000. These carryforwards are available to offset future taxable income and begin to expire in 2021. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.

10.  Common and Preferred Stock
     The Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company to 100,000,000 shares in November 2000. In addition, the outstanding common stock of the Company was split on a 1 for 20 basis, effective October, 2000. The effect of the stock split has been retroactively reflected in the financial statements for all periods presented.

     Preferred Stock
     During the year ended December 31, 2001, the holders of the 2000 Series A Convertible Mandatory Redeemable
     Preferred Stock converted their preferred shares into 1,634,000 shares of common stock.

     A beneficial conversion feature of $409,000 was assigned to the preferred shares, which is reflected as a deemed dividend and as an increase in the net loss available to common stockholders during the year ended December 31, 2001.

11.  Stock Option Plan
     The  Company has a Stock  Option Plan (the Option  Plan)
     which  reserves   6,000,000   shares  of  the  Company's
     authorized but unissued common stock for the granting of stock options.

     The Option Plan provides for the grant of incentive stock options and non-statutory stock options to employees, non-employee directors of the Company and consultants. The Option Plan is administered by the Board of Directors or a Compensation Committee, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.


----------------------------------------------------------------------

                                          RUBICON MEDICAL CORPORATION
                                          Notes to Financial Statements
                                                           Continued

----------------------------------------------------------------------



11.  Stock Option Plan Continued
     A schedule of the options is as follows:
                                             Number        Exercise
                                                of         Price Per
                                             Options         Share
                                         ------------------------------
 Outstanding at January 1, 2000                - $            -
      Granted                                  -              -
                                         ------------------------------
 Outstanding at December 31, 2000              -              -
      Granted                          3,247,500           1.00
                                         ------------------------------

 Outstanding at December 31, 2001      3,247,500 $         1.00
                                         ------------------------------

12.  Stock-Based Compensation
     The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                               Years Ended
                                     -------------------------
                                               December 31,
                                     -------------------------
      Net loss - as reported         $  (1,024,000)  (739,000)
      Net loss - pro forma              (1,609,000)  (739,000)
      Loss per share - as reported            (.02)      (.02)
      Loss per share - pro forma              (.03)      (.02)
                                     -------------------------

----------------------------------------------------------------------

                                         RUBICON MEDICAL CORPORATION
                                          Notes to Financial Statements
                                                           Continued

-----------------------------------------------------------------------


12.  Stock-Based Compensation Continued
     The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              December 31,
                            ------------------------------------
                                         2001              2000
                            ------------------------------------

 Expected dividend yield    $               - $               -
 Expected stock price volatility          37%                 -
 Risk-free interest rate                 4.3%                 -
 Expected life of options             5 years                 -
                             ----------------------------------

     The weighted average fair value of options granted during the years ended December 31, 2001 is $0.38.

     The following table summarizes information about stock options and warrants outstanding at December 31, 2001:

                            Outstanding                     Exercisable
      ----------------------------------------------------------------
                    Weighted
                    Average    Weighted                   Weighted
Range of           Remaining   Average                    Average Exercise
Number  Contractual  Exercise        Number     Exercise
Prices  Outstanding  Life (Years) Price    Exercisable     Price
 ----------------------------------------------------------------------

 $    1.00    3,247,500       9.85    $   1.00    1,612,500    $   1.00
 -----------------------------------------------------------------------

13.  Discontinued Operations
     In an effort to maximize growth and attain high-margin revenues, management has determined to focus solely on the technology development segment and discontinued the contract manufacturing and equipment manufacturing segments of its operations. The Company has recognized an estimated loss on disposition of discontinued operations of $582,000 of which $532,000 is related to the sale of the Accurate assets back to the prior owner (See note 1).


------------------------------------------------------------------------

                                          RUBICON MEDICAL CORPORATION
                                        Notes to Financial Statements
                                                            Continued

----------------------------------------------------------------------


13.  Discontinued Operations Continued
     Net liabilities and condensed discontinued operations as of December 31, 2001 are as follows:

     Assets:
           Inventory                     $          98,000
           Property and equipment, net             166,000
           Goodwill, net                         1,151,000
                                           ------------------
                                         $       1,415,000
                                           ------------------
    Liabilities:
           Accrued liability             $        (35,000)
           Notes payable                       (1,394,000)
                                           ------------------
    Net liabilities of discontinued
        operations                       $        (14,000)
                                           ------------------

                                    Years Ended
                                    December 31,
                          ------------------------------------
                                 2001              2000
                          ------------------------------------

 Revenue              $         788,000 $         495,000
 Costs and expenses           1,091,000           704,000
                          ------------------------------------

 Net loss before
 income taxes                 (303,000)         (209,000)

Income taxes - deferred        (14,000)           (8,000)
                          ------------------------------------
 Net loss             $       (317,000) $       (217,000)
                          ------------------------------------

14.  Related Party Transactions
     The Company entered into the following related party transactions:

     o During the year ended December 31, 2001, the Company borrowed and repaid $150,000 from a board member.

-----------------------------------------------------------------------

                                          RUBICON MEDICAL CORPORATION
                                        Notes to Financial Statements
                                                           Continued

-----------------------------------------------------------------------

14.  Related Party Transactions Continued
     o   During the year ended  December  31,  2001 and 2000,
     the  Company   paid   approximately   $108,000   and
     $109,000, respectively to a company owned by a major shareholder and board member as reimbursement for expenses and capital expenditures paid by that company on behalf of Rubicon Medical Corporation.

     o   During the year ended  December  31,  2001 and 2000,
     the Company  recognized  approximately  $580,000 and
     $169,000,   respectively  in  revenue  for  services
     performed for Guardian (see note 16).


15.  Supplemental Disclosure of Cash Flow Information
     During the year ended December 31, 2001 the Company:
     o   Issued common stock in exchange for debt of $200,000
     Information
     o   Issued   common   stock   in   satisfaction   of   a
     compensation liability to the medical advisory board of $280,000.

     o   Exchanged  property and equipment  totaling  $24,000
     for $2,000 cash and a $22,000 prepayment on an operating lease.

     o Increased additional paid-in capital and accumulated deficit by $409,000 due to the beneficial conversion feature of the 2000 Series A Preferred Stock.

     o   Issued  common stock in exchange  for all  Preferred
     Stock outstanding of $817,000

     o   Issued  stock   options  in  exchange  for  deferred
     compensation of $169,000 of which $49,000 has been recognized as compensation expense.
     During the year ended December 31, 2000, the Company:

     o   Acquired certain  equipment and vehicles in exchange
     for capital  lease and note payable  obligations  of
     $121,000

-----------------------------------------------------------------------

                                            RUBICON MEDICAL CORPORATION
                                          Notes to Financial Statements
                                                              Continued

-----------------------------------------------------------------------

15.  Supplemental Disclosure of Cash Flow Information Continued
     o The Company purchased all of the outstanding common stock of Hi-Tech Venture, Inc. in a recapitalization transaction. The Company issued 12,000,000 shares of Common stock and recorded cash from the acquisition totaling $9,000.

     Actual amounts paid for interest and income taxes are as follows:

                             Years Ended December 31,
                         -------------------------------------
                             2001               2000
                         -------------------------------------

     Interest        $       41,000      $         48,000
                         -------------------------------------
     Income taxes    $      163,000      $              -
                         -------------------------------------


16.  Commitments and Contingencies
     Employment Agreements
     The Company has entered into an employment agreement with the President and Chief Executive Officer which expires March 31, 2005. The agreement provides the employee with an annual base salary, car allowance, other employee benefits and a severance package if terminated.

     The Company has entered into an employment agreement with the chief operating officer. The agreement provides the employee with an annual base salary, bonus if certain milestones are met, car allowance, stock options, and other benefits available to regular employees.

     License Agreements
     The Company has entered into a license agreement with a university. Under the agreement, the Company has the exclusive right to develop, market and sub-license certain technology. Royalties equal to 3% of net sales on products developed from the technology and 15% of revenues received from sub licensees must be paid to the University of Southern California (USC). A minimum royalty of $5,000 is due each year. The Company paid royalties of $5,000 and $150,000, during the years ended December 31, 2001 and 2000, respectively.

-----------------------------------------------------------------------

                                          RUBICON MEDICAL CORPORATION
                                        Notes to Financial Statements
                                                            Continued

-----------------------------------------------------------------------

16.  Commitments and Contingencies Continued
     In addition, during the year ended December 31, 2000, the Company entered into a license and development agreement (the development agreement) with a company in the medical industry (Medical). Under the development agreement, the Company has granted Medical a sublicense to the technology described in the preceding paragraph and a license to additional Company technology. USC shall receive a 15% royalty on one-half of the total revenues generated under the development agreement for the sublicense of USC patent rights. Royalties are not due on the other one-half of the revenues generated through the license of additional Company technology. A company, owned by an officer, called Guardian RJL, Inc. (Guardian) was formed to further develop the licensed technology with Medical. Medical is required to provide $2,500,000 in cash to fund the development; both the Company and Medical are required to use "Reasonable
     Commercial Efforts" as defined in the development agreement in performing development and registration activities for products. The agreement also calls for Guardian to reimburse the Company for costs associated with development (see note 14).


     In exchange for the sublicense and license granted to Medical, and in consideration for cost and efforts expended by the Company to develop the technology, the Company was paid a fee of $2,000,000 and is eligible to receive approximately $12,000,000 in additional payments, if certain milestones related to obtaining a C.E. Mark in Europe and F.D.A. approval in the United States, are achieved. Royalties equal to 5%-7% of net sales on products developed from the technology, increasing based on sales volume, are due to the Company. Since the Company has been providing research and development services for Guardian the initial license payment of $2,000,000 was deferred and recognized as revenue over the projected development period of eighteen months.

-----------------------------------------------------------------------

                                          RUBICON MEDICAL CORPORATION
                                        Notes to Financial Statements
                                                            Continued

-----------------------------------------------------------------------


17.  Major Customers
     Sales to major customers which exceeded 10 percent of net sales were as follows:

                                     Years Ended
                                     December 31,
                        -------------------------------------
                                2001               2000
                        -------------------------------------

        Customer A     $       1,334,000 $          666,000
        Customer B     $         580,000 $          169,000


18.  Fair Value of Financial Instruments
     The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


19.  Recent Accounting Pronouncements
     o   SFAS No. 140, Accounting for Transfers and Servicing
     of   Financial   Assets   and   Extinguishments   of
     Liabilities,  was issued in September 2000. SFAS No.
     140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and
     Extinguishments   of   Liabilities.   Most   of  the
     provisions  of SFAS No. 125 were carried  forward to
     SFAS  No.  140   without   reconsideration   by  the
     Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is  effective  for  transfers  after March 31, 2001.
     SFAS  No.  140  had  no  effect  on  the   Company's
     financial statements for the year ended December 31, 2001 and management does not expect SFAS No. 140 to have a significant impact on the Company's future financial position or results of operations.


-----------------------------------------------------------------------

                                           RUBICON MEDICAL CORPORATION
                                         Notes to Financial Statements
                                                             Continued

-----------------------------------------------------------------------


19.  Recent Accounting Pronouncements Continued
     o   In July 2001,  the  Financial  Accounting  Standards
     Board   issued   Statement   No.   141,    "Business
     Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies the criteria
     required  for  intangible   assets   acquired  in  a
     business combination to be recognized and reported apart from goodwill. Statement No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful
     lives  to  their  estimated   residual  values,  and
     reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the provisions of Statement No.141 in 2001 and the provisions of Statement No. 142 on January 1, 2002.

     Statement No. 142 requires a transitional goodwill impairment evaluation to assess whether there is an indication that the Company's unamortized goodwill is impaired as of the date of adoption. To the extent an impairment exists during the transitional period the Company would recognize a transitional impairment loss and recognize the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of December 31, 2001, the Company had unamortized goodwill in the amount of $1,150,000 included in net assets from discontinued operations, all of which is subject to the transition provisions of Statement
     Nos. 141 and 142. However, due to the Company's subsequent discontinuance and sale of the equipment manufacturing segment, a loss due to impairment has already been recognized at December 31, 2001 (see note 13).

     o The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" in September 2001. Statement No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and
     reporting  for   obligations   associated  with  the
     retirement of tangible long-lived assets and the associated asset retirement costs. Management does not anticipate that the adoption of SFAS 143 will have a material effect on the Company's financial statements.


-----------------------------------------------------------------------

                                            RUBICON MEDICAL CORPORATION
                                          Notes to Financial Statements
                                                             Continued
-----------------------------------------------------------------------



19.  Recent Accounting Pronouncements Continued
     o The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. Statement No. 144 addresses financial accounting and
     reporting   for  the   impairment   or  disposal  of
     long-lived assets, and is effective for fiscal years beginning after December 15, 2001. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. Management does not anticipate that the adoption of SFAS 144 will have a material effect on the financial statements of the Company.


20.  Subsequent Events
     o   During  January 2002 the Company has issued  389,000
     shares of common stock for $195,000 as part of a private placement.

     o During February 2002 the Company entered into a mutual release and settlement agreement with the prior owner of Accurate to transfer the assets of the equipment manufacturing segment back to the prior owner. The prior owner of Accurate was an officer of the Company during 2001. The assets will be transferred back in exchange for releasing the Company from its obligations to pay the remaining unpaid purchase price consisting of $250,000 in cash and $1,000,000 worth of Company stock. The agreement also requires the Company to buy back 50,000 shares of common stock of the Company for $100,000.

     o During January 2002 the Company established a 401(k) Retirement Savings Plan for the Company's employees.
     The Plan provisions include eligibility after a year
     of  service,   a  six  year  vesting  provision  and
     discretionary contribution by the Company up to 4% of a participant's compensation.


------------------------------------------------------------------------

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     HJ & Associates, LLC, of Salt Lake City, Utah, audited the financial statements of Rubicon Medical, L.C., for the year ended December 31, 1999. In December, 2000, the Company's Board of Directors resolved to retain Tanner + Co., of Salt Lake City, Utah, as its independent auditor. The Company had no disagreements with HJ & Associates, L.C., regarding any financial statement or accounting issues. Other than questioning our "going concern" status and our ability to remain operational for a period of 12 months, HJ & Associates, L.C., had not issued any adverse opinion. We had no disagreements with any opinion of HJ & Associates.

     This change in accountants was disclosed in Amendment No. 2 to the Company's Registration Statement on Form SB-2/A, which was filed with the Securities and Exchange Commission on May 30, 2001, and which is incorporated herein by reference. That filing contained as an exhibit a letter from HJ & Associates, L.C., stating that it had read such disclosure and agreed with the statements therein as they related to their firm. See the Exhibit Index, Item 13 of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The members of the Board of Directors of Rubicon serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. All directors have been directors of Rubicon Medical, Inc., the Utah corporation since 1996 and upon the acquisition by Rubicon Medical Corporation, previously Hi-Tech, the Delaware corporation, became directors of the Delaware corporation as well. The following are the directors and executive officers of Rubicon.

Name                     Age    Position                Held Position Since
----                      --    --------                -------------------

Richard J. Linder        32     President, Chief Executive
                                Officer, Director               2000


David B. Berger          47     Chairman of the Board,
                                Director                        2000

Dennis M. Nasella        49     Director, Chief Financial
                                Officer, Secretary              2000

Harold R. "Butch"        55     Director, Chief Operating       2001
Wolcott                         Officer

Randall Higashida        46     Director                        2001

Daryl R. Edmiston        34     Vice President, Research &      2002
                                Development

Ronald B. Watkins        41     Vice President, Regulatory      2002
                                Affairs & Quality Control

     Richard J. Linder is the President and Chief Executive Officer of Rubicon Medical Corporation. Mr. Linder was the co-founder of Rubicon Medical Corporation along with David B. Berger in 1996. Mr. Linder has extensive experience in the medical products industry. He has additional experience in the industrial and automotive manufacturing industry, consulting, human resource management and organization development. Mr. Linder worked for E.B. Berger, Inc. from 1995 to 1996 as Vice president of Human Resources and Organization Development prior to founding Rubicon. Mr. Linder attended the University of Utah and Brigham Young University majoring in behavioral science and business administration.

     David B. Berger has been employed by E.B. Berger, Inc., a Utah based specialty subcontractor construction company since 1976. Mr. Berger co-founded Rubicon Medical Corporation in 1996. Mr. Berger received his B.S. in Business Administration from Weber State University and joined E.B. Berger, Inc. as a Project Manager after graduation. He was promoted to Department Director, Chief Financial Officer, and finally President and Chief Executive Officer of E.B. Berger, Inc. in 1983. Mr. Berger has over 24 years management experience in various aspects of construction management. He has additional experience in real estate development, industrial manufacturing, parts and components distribution, and medical device manufacturing. Mr. Berger has been instrumental in building E.B. Berger, Inc. to it's current level of over 125 employees and has increased shareholder value considerably during his tenure. Mr. Berger has participated as a member of the board of directors of several companies and trade associations. He was responsible for the development of Quest Plan 2000, a management and corporate development initiative that streamlined operations and improved worker efficiency.

     Dennis M. Nasella, CPA, has been employed by E.B. Berger, Inc. since 1993 as its chief financial officer. Mr. Nasella received his B.S. in Business Administration and Finance from California Western University and has been in public and private accounting. He has over 25 years experience in finance, accounting and financial audit work, most as a senior manager.

     Harold R. "Butch" Wolcott has 33 years' experience in newly-formed venture capital financed corporations, as well as multi-million dollar medical device businesses with international operations. From 1992 to 1999, he was Executive Vice President and General Manager of Ballard Medical Products of Draper, Utah, where he was involved with all aspects of the corporation's day-to-day management. He was a key participant in the sale of Ballard Medical to Kimberly-Clark in 1999. From 1999 to his appointment to our Board of Directors, Mr. Wolcott was on the Boards of Directors of several other companies.

     Randall T. Higashida, MD, received his MD degree from the Tulane University School of Medicine in 1980. Since 1994, he has been a Clinical Professor of Radiology and Neurological Surgery in the Division of Interventional Neurovascular Radiology at the University of California, San Francisco. He has been Director and Chief of the Division since 1996.

     Daryl R. Edmiston is our Vice President of Research and Development. In 1992, Mr. Edmiston received a BS degree in Mechanical Engineering from Brigham Young University. He received an MS degree in Mechanical Engineering from Purdue University in 1993. From March, 1996, to August, 2000, he was a Senior Equipment Engineer at Fairchild Semiconductor. Mr. Edmiston had been a private consultant to Becton Dickinson Vascular Access since June, 1998.

     Ronald B. Watkins is Rubicon's Vice President of Regulatory Affairs and Quality Systems. He received his B.S. degree in Manufacturing Engineering from Brigham Young University in 1998. In 1993, he received an MBA degree from the University of Phoenix. Mr. Watkins served as Production Manager for National Laser Company from 1995 to 2000, and was that company's Vice President of Operations from February, 2000 to July, 2001. Mr. Watkins has been employed by Rubicon since that time.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     The Company is not subject to the Section 16 reporting requirements of the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation.
         -----------------------

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of Rubicon's last three completed fiscal years to Rubicon or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 2001, the end of Rubicon's last completed fiscal year):

                           Summary Compensation Table
                           --------------------------

                                                                   Long Term Compensation
                                                                   ----------------------

                                 Annual Compensation             Awards               Payouts
                                 -------------------             ------               -------
                                             Other            Restricted
Name and                                     Annual        Stock    Options   LTIP   All Other
Principal Position  Year  Salary  Bonus ($)  Compensation  Awards  /SARs      Payout Compensation
------------------  ----  ------  --------   ------------  ------  -----      ------ -----------
Richard Linder      2001  $100,000 $20,000    -             -       -          -         -
                    2000  $ 90,000 $20,000   $15,279        -       -          -         -
                    1999  $ 70,008 $ 1,000   $12,315        -       -          -         -

Harold R. "Butch"   2001  $ 11,538(1)    -    -             -       -          -         600 (1)
Wolcott
Harold Pearsall     2001  $100,000       -    -             -       -          -         -
                    2000  $ 69,166(2) 2,500   -             -       -          -         -


     (1) This figure represents Mr. Wolcott's pro rata salary from the date of his hiring on November 19, 2001. Mr. Wolcott's salary is $100,000 per year, plus $25,000 upon the guardian system's receiving either CE Mark or FDA approval. Mr. Wolcott also receives a car allowance of $600 per month and is eligible for life, health and dental insurance, with Rubicon paying the premiums.

     (2) This figure represents Mr. Pearsall's pro rata salary of $100,000 per year, beginning in May, 2000.

     At the fiscal year ends, Hi-Tech sole officer, Eugene Gronning, had received no compensation. The numbers provided are for Rubicon, prior to the merger, as they provide the relevant information for the combined entities going forward. Richard Linder is the President and CEO of Rubicon. Mr. Linder's other compensation in 1998 consisted of $2,190 as a matching 401(k) contribution and $1,500 for car allowances. In 1999, Mr. Linder received $12,315 in car allowances and in 2000 he received $14,895 in car allowances and $384 in 401(k) contributions.

     Mr. Linder has an employment contract that provides for a $90,000 salary and up to $20,000 in bonuses per year. Mr. Linder's employment contract also
provides for a $15,287 per year car allowance.   The parties have verbally
agreed to increase Mr. Linder's salary to $100,000 per year and to waive the car allowance. The Company currently provides Mr. Linder with an automobile through a pre-paid lease. The term of Mr. Linder's employment contract is five years commencing April 2000. If terminated without cause during the five year period, Mr. Linder is entitled to a 90 day severance package consisting of his salary and car allowance. If terminated for cause, he will receive two weeks severance. The terms of the employment contract are written such that cause for termination would be based on a fact scenario that would be deemed to be a breach of his employment agreement.

     Rubicon has entered into agreements with our medical advisory board to pay a total of $240,000, payable in shares of our common stock. We recently issued 473,334 shares to the medical advisory board as payments of the amounts owed to the doctors under the consulting contracts.

Compensation Pursuant to Plans
------------------------------

     On November 7, 2001, our Board of Directors adopted our 2001 Stock Plan. Under the Plan, we may grant to our employees and consultants options to purchase up to 6,000,000 shares of our common stock. The Plan authorizes us to grant both Incentive Stock Options and Nonstatutory Stock Options. For Incentive Stock Options granted to employees holding more than 10% of our outstanding common stock, the exercise price shall be no less than 110% of the fair market value of our common stock on the date of grant, and the term of the option may not exceed five years. The exercise price of Incentive Stock Options granted to other employees and of Nonstatutory Stock Options may not be less than 100% of the fair market value of our common stock on the date of grant, and the term of these options may not exceed 10 years. As of the date hereof, we have granted options to purchase a total of 3,247,500 shares of common stock under the Plan.

     The following table shows the options granted to our directors and executive officers under the Plan through December 31, 2001, the end of our last fiscal year:

                    Options/SAR Grants in Last Fiscal Year
                    --------------------------------------

                               Individual Grants
                               -----------------


  (a)                (b)           (c)            (d)              (e)
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base  Expiration
Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date
----              -----------    -----------    ------------      ----

Richard J.        500,000 (1)    15.4%          $1.00             Nov. 7, 2011
Linder            300,000 (2)     9.2%          $1.00             Nov. 7, 2011

David B.          450,000 (2)    13.9%          $1.00             Nov. 7, 2011
Berger

Dennis M.         300,000 (2)     9.2%          $1.00             Nov. 7, 2011
Nasella

Daryl R.          100,000 (1)     3.1%          $1.00             Nov. 7, 2011
Edmiston           20,000 (2)     0.6%          $1.00             Nov. 7, 2011

Harold "Butch"    150,000 (1)     4.6%          $1.00             Nov. 7, 2011
Wolcott           200,000 (2)     6.2%          $1.00             Nov. 7, 2011

Randall T.        150,000 (1)     4.6%          $1.00             Nov. 7, 2011
Higashida, MD      20,000 (3)     0.6%          $1.00             Nov. 7, 2011

Ronald B.         100,000 (1)     3.1%          $1.00             Nov. 7, 2011
Watkins            20,000 (2)     0.6%          $1.00             Nov. 7, 2011


     (1) One-fifth of these options will vest every November 7, beginning on November 7, 2002, with the last tranche vesting on November 7, 2006. Of the 3,247,500 currently outstanding options, a total of 1,237,500 options will vest in this manner.

     (2)  These options vested immediately upon being granted.

     (3) Represents Dr. Higashida's portion of the 132,500 currently exercisable options that we granted to the members of our Medical Advisory Board. On November 7, 2001, the Board of Directors resolved to grant a total of 530,000 options to the members of the Medical Advisory Board. 0ne-fourth of these options vest every six months, with the first tranche having vested on November 7, 2001, and with the final tranche to vest May 7, 2003. If all of Dr. Higashida's options vest, he will hold options to purchase a total of 80,000 shares as a member of the Medical Advisory Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth information relating to the beneficial ownership of Rubicon's common stock by each person known by Rubicon to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of Rubicon's directors and executive officers.

Name and Address of                             Percent
Principal Stockholders: (1)    Common Stock     of Class
---------------------------    ------------     --------

Berger Family Enterprises,     28,370,000 (2)     54.0%
FLP (D)
218 West 12650 South
Draper, Utah 84020

Richard J. Linder (D)           2,720,000 (3)      5.2%
2064 West Alexander Street
Salt Lake City, Utah 84119

Officers and Directors:
-----------------------
David B. Berger (D)            28,370,000 (2)     54.0%

Richard J. Linder (D)              ------See Above-------

Dennis M. Nasella                 450,000 (4)      0.9%

Daryl R. Edmiston                  20,000 (5)      0.04%

Harold R. "Butch" Wolcott         200,000 (6)      0.4%

Randall T. Higashida, MD          600,000 (7)      1.2%

Ronald B. Watkins                  20,000 (5)      0.04%
                                  ---------        -----
All officers and directors
 as a group (7 persons)        32,380,000         59.6%
                               ==========        ======

     (1) Unless otherwise noted below, Rubicon believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. Those shares owned directly are indicated by a (D) and those shares owned indirectly are indicated by an (I). Unless otherwise noted, shares are deemed to be owned directly.

     (2) Includes 450,000 shares of common stock underlying options that are currently exercisable.

     (3) Includes 300,000 shares of common stock underlying options that are currently exercisable.

     (4) Includes 300,000 shares of common stock underlying options that are currently exercisable. Dennis Nasella purchased $75,000 of preferred stock in 2000. These shares were purchased in connection with a private placement.
Mr. Nasella paid the same price as all other shareholders who purchased in the private placement. In December, 2001, the shares of preferred stock were converted into 150,000 shares of our common stock at 50% of the Company's market price, or $0.50 per share at the time of conversion.

     (5) Includes 20,000 shares of common stock underlying options that are currently exercisable.

     (6) Includes 200,000 shares of common stock underlying options that are currently exercisable.

     (7) Includes 20,000 shares of common stock underlying options that are currently exercisable.


     See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     Rubicon's agreement with Abbott Laboratories required a separate corporation be used for the future development costs associated with the guardian system. Accordingly, a separate corporation, Guardian RJL, Inc., was created with Dennis Nasella as the owner of the shares. Mr. Nasella is a director, officer and shareholder of Rubicon. The nature of the corporation is such that Mr. Nasella's ability to control the corporation is limited by language favoring future payments to Abbott Laboratories for future development cost on the guardian system. The entire funds placed in it by Abbott Laboratories will be paid to only the party doing future development work on the guardian system. Some of these funds will be paid to Rubicon but we anticipate the majority of these funds being paid back to Abbott Laboratories as it proceeds with the development and testing of the guardian system.

     During the calendar year ended December 31, 2001, the Company borrowed and repaid a $150,000 loan from David B. Berger.

     Pursuant to the Accurate Designs Asset Purchase Agreement, we agreed to pay Harold Pearsall $1,000,000 in cash and to issue common stock valued at $1,000,000. Under the Settlement Agreement that we entered into, Mr. Pearsall and Accurate Designs agreed to waive any right to the $250,000 in cash and the $1,000,000 in stock that had not been paid as of the date of the Settlement Agreement. See the caption "Legal Proceedings," Item 3 of this Report.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents, except to the extent that David B. Berger may be deemed to be a parent due to his ownership of approximately 58% of the Company's issued and outstanding shares of common stock.

Transactions with Promoters.
----------------------------
     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K dated February 1, 2002

Exhibits
--------

Exhibit
Number               Description
------               -----------

 10                  2001 Stock Plan

DOCUMENTS INCORPORATED BY REFERENCE

     Registration Statement on Form SB-2, as amended.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RUBICON MEDICAL CORPORATION


Date:  3/25/02                          /s/ Richard J. Linder
      -------------                    ----------------------
                                       Richard J. Linder
                                       Chief Executive Officer, President and
                                       Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        RUBICON MEDICAL CORPORATION


Date: 3/25/02                            /s/ Richard J. Linder
     -------------                      ----------------------
                                        Richard J. Linder
                                        Chief Executive Officer, President and
                                        Director


Date:  3/25/02                           /s/ David B. Berger
      -------------                     --------------------
                                        David B. Berger
                                        Chairman of the Board of Directors


Date:  3/25/02                           /s/ Dennis M. Nasella
      -------------                     ----------------------
                                        Dennis M. Nasella
                                        Chief Financial Officer and Director