Form 10QSB
period 2002-03-31
RUBICON MEDICAL INC
filed 2002-05-15
CIK 1115255

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                          Commission File No. 333-51414
                          -----------------------------


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

                               2064 West Alexander
                           Salt Lake City, Utah 84119
                           ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 886-9000
                ------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes  X     No
         ---     ---                        ---      ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   52,026,334

                                 March 31, 2002

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.
-------------------------------

                   FORWARD LOOKING INFORMATION AND RISK FACTORS

     Rubicon Medical Corporation (the "Company") or its representatives may make forward looking statements, oral or written, including statements in the Report's Management's Discussion and Analysis of Financial Condition and Results of Operation, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from operations, planned capital expenditures (including the amount and nature thereof), the Company's projected financial position, results of operations, business strategy and other plans and objectives for future operations. These statements are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance.

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

     These forward-looking statements are also subject to certain risks and uncertainties including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date thereof.

     All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

                                                   RUBICON MEDICAL CORPORATION
                              Condensed Consolidated Balance Sheet (Unaudited)
                                                                March 31, 2002


          ASSETS
Current Assets
  Cash and cash equivalents                                      $  76,000
  Accounts receivable, net                                           7,000
  Income tax receivable                                            134,000
  Prepaid expenses                                                  17,000
  Net assets from discontinued operations                           48,000
                                                               -----------
     Current Assets                                                282,000
                                                               -----------
Property and equipment, net                                        264,000
Intangible assets, net                                              58,000
                                                               -----------
     Total assets                                              $   604,000
                                                               ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                              $    86,000
 Accrued liabilities                                                 1,000
 Current portion of long-term debt                                  41,000
                                                               -----------
     Total Current Liabilities                                     128,000

Long-term debt                                                      51,000
                                                               -----------
     Total liabilities                                             179,000
                                                               -----------

Commitments and contingencies                                            -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 52,026,334 shares issued and outstanding            52,000
  Additional paid in capital                                     3,010,000
  Deferred compensation                                            (99,000)
  Treasury stock, at cost (50,000 shares)                          (65,000)
  Accumulated deficit                                           (2,473,000)
                                                               -----------
     Total stockholders' equity                                    425,000

                                                               -----------
     Total liabilities and stockholders' equity                $   604,000
                                                               ===========

See notes to condensed consolidated financial statements.

                                                   RUBICON MEDICAL CORPORATION
                    Condensed Consolidated Statement of Operations (Unaudited)
                                                   Three Months Ended
                                                       March 31,
                                                    2002          2001
                                                 -----------  -----------
Net sales                                         $        -  $   603,000
Cost of sales                                              -       32,000
                                                 -----------  -----------
  Gross profit                                             -      571,000
                                                 -----------  -----------
Operating Expenses:
  Depreciation and amortization                       44,000       45,000
  General and administrative                         324,000      182,000
  Research and development                           131,000      175,000
                                                 -----------  -----------
                                                     499,000     402,000
                                                 -----------  -----------
  Income (loss) from Continuing Operations          (499,000)    169,000
                                                 -----------  -----------
Other income (expense):
  Interest income                                      1,000      22,000
  Interest expense                                    (7,000)    (14,000)
                                                 -----------  ----------
  Other income (expense)                              (6,000)      8,000
                                                 -----------  ----------
  Income (loss) from continuing operations
    before provision for income taxes               (505,000)    177,000
                                                 -----------  ----------
Income tax (expense) benefit:
  Current                                                  -           -
  Deferred                                                 -     (60,000)
                                                 ----------- -----------
                                                           -     (60,000)

  Net income (loss) from continuing operations      (505,000)    117,000

  Loss from discontinued operations                   (8,000)    (79,000)
                                                 ----------- -----------
  Net (loss) income                              $  (513,000)$    38,000
                                                 =========== ===========
Income (loss) per common share-basic and diluted
  Continuing operations                          $     (0.01)$      0.00

  Discontinued operations                              (0.00)      (0.00)
                                                 ----------- -----------
                                                 $     (0.01)$      0.00
                                                 =========== ===========
Weighted average shares-basic and diluted         51,927,000  48,339,000
                                                 =========== ===========

See notes to condensed consolidated financial statements.

                                                   RUBICON MEDICAL CORPORATION
                    Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                   Three Months Ended
                                                       March 31,
                                                     2002          2001
Cash flows from operating activities:              ----------- -----------
  Net (loss) income                                $  (513,000)$    38,000
  Loss from discontinued operations                      8,000      79,000
  Adjustments to reconcile net (loss) income to net
    cash used by operating activities:
    Depreciation and amortization                       44,000      45,000
    Stock and stock options issued for services         21,000     119,000
    Deferred income taxes                                    -      60,000
    Loss on disposal of assets                               -           -
    Bad debt expense                                     9,000           -
  (Increase) decrease in:
    Accounts receivable                                160,000     (69,000)
    Prepaid expenses                                     4,000           -
    Income tax receivable                               29,000           -
  Increase (decrease) in:
    Accounts payable                                   (29,000)      3,000
    Accrued liabilities                                 (2,000)          -
    Deferred revenue                                         -    (333,000)
                                                   ----------- -----------
     Net cash used in continuing operations           (269,000)    (58,000)
     Net cash used in discontinued operations          (60,000)    (34,000)
                                                   ----------- -----------
     Net cash used in operating activities            (329,000)    (92,000)
                                                   ----------- -----------
Cash flows from investing activities:
  Increase in intangible assets                        (43,000)          -
  Purchase of property and equipment                    (6,000)    (49,000)
                                                   ----------- -----------
     Net cash used in investing activities             (49,000)    (49,000)
                                                   ----------- -----------
Cash flows from financing activities:
  Principal payments on long-term debt                 (32,000)    (30,000)
  Purchase of treasury stock                           (65,000)          -
  Proceeds from issuance of common stock               195,000           -
                                                   ----------- -----------
     Net cash provided by (used in) continuing
     operations                                         98,000     (30,000)
     Net cash used in discontinued operations          (10,000)   (259,000)
                                                   ----------- -----------
Net cash provided by (used in) financing activities     88,000    (289,000)
                                                   ----------- -----------
Net decrease in cash and cash equivalents             (290,000)   (430,000)


Cash and cash equivalents at beginning of period       366,000   1,421,000
                                                   ----------- -----------
Cash and cash equivalents at end of period         $    76,000 $   991,000
                                                   =========== ===========

                                4
See notes to condensed consolidated financial statements.

                                                   RUBICON MEDICAL CORPORATION
                    Condensed Consolidated Statement of Cash Flows (Unaudited)

Supplemental Cash Flow Information (unaudited):

During the three months ended March 31, 2002, the Company:

   * Issued common stock in exchange for debt of $200,000.

   * Issued common stock in satisfaction of a liability of $280,000.

                                                   Three Months Ended
                                                       March 31,
                                                     2002          2001
Cash paid during the period for:
   Interest                                      $   7,000     $  14,000
                                                 =========     =========
   Income Taxes                                  $       -     $       -
                                                 =========     =========


                                5
See notes to condensed consolidated financial statements.

                                                   RUBICON MEDICAL CORPORATION
                          Notes to Condensed Consolidated Financial Statements

                                                                March 31, 2002

1.  Interim Financial Statements.

The condensed consolidated financial statements for the three months ended March 31, 2002 and 2001, are unaudited. However, the Company, in its opinion, has made all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 2001 and 2000, included in the Company's Form 10KSB filed on March 28, 2002 with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2002, are not necessarily indicative of results for the year ending December 31, 2002.

2.  Organization and Nature of Business.

Rubicon Medical Corporation (the Company), commenced operations on December 11, 1996 as Rubicon Medical, L.C. (the L.C.), a Utah limited liability company. On May 1, 2000, the Members of the L.C. exchanged their membership interests' for 100% of the common stock of Rubicon Medical, Inc. (Rubicon), a Utah corporation.

Effective October 11, 2000, Hi-Tech Venture, Inc. (Hi-Tech), a publicly traded Delaware corporation with no ongoing operations, acquired 100% of the stock of Rubicon by issuing 36,000 shares of Hi-Tech common stock for each share of Rubicon common stock and on share of Hi-Tech mandatory redeemable preferred stock for each Rubicon mandatory redeemable preferred share. Because the shares issued in the acquisition represent control of the total shares of Hi- Tech's common stock immediately following the acquisition, Rubicon is deemed for financial reporting purposes to have acquired Hi-Tech in a recapitalization of Rubicon. The surviving entity reflects the assets and liabilities of Rubicon and Hi-Tech. The issued common stock is that of Hi- Tech and the historical operations are that of Rubicon and Hi-Tech after October 11, 2000.

Effective November 3, 2000, Hi-Tech changed its name to Rubicon Medical Corporation.

                                                   RUBICON MEDICAL CORPORATION
                          Notes to Condensed Consolidated Financial Statements

3.  Loss Per Share and Pro Forma Loss Per Share.

Basic loss per share excludes dilution and is computed by dividing net losses available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or warrants to issue common stock were exercised into common stock. Common stock equivalents are not included in the diluted loss per share calculation when their effect is antidilutive.

4.  Discontinued Operations.

In an effort to maximize growth and attain high-margin revenues, management has determined to focus solely on the technology development segment and has discontinued the contract manufacturing and equipment manufacturing segments of its operations. The Company recognized an estimated loss on disposition of discontinued operations of $582,000 for the year ended December 31, 2001.

Net assets and condensed discontinued operations as of March 31, 2002 are as follows:

    Assets:
       Inventory                           $   11,000
       Property and equipment, net            157,000
       Receivables                             15,000
                                           ----------
                                           $  183,000
                                           ==========
    Liabilities:
       Note payable                        $ (135,000)
                                           ----------
    Net assets of discontinued operations  $   48,000
                                           ==========

                                                   RUBICON MEDICAL CORPORATION
                          Notes to Condensed Consolidated Financial Statements

4.  Discontinued Operations-continued

                                                 Three Months Ended
                                                    March 31,
                                                   2002        2001

                  Revenue                     $  76,000     $  117,000
                  Costs and Expenses             84,000        236,000
                                              ---------     ----------
                  Net loss before income taxes   (8,000)      (119,000)
                  Income Taxes                        -         40,000
                                              ---------     ----------
                                              $  (8,000)    $  (79,000)
                                              ==========    ===========

Item 2.   Management's Discussion and Analysis.
-----------------------------------------------

General.
--------

      The general characteristics of Rubicon Medical Corporation have not changed since we filed our form 10-KSB Annual Report for the year ended December 31, 2001 and our post-effective amendment to our Registration Statement filed on April 22, 2002. Rubicon Medical Corporation continues to conduct research and development activities to generate medical technologies that will be manufactured and marketed worldwide. The primary focus of our research and development activities is the Rubicon Filter. The Rubicon Filter is an embolic protection device for use in interventional vascular procedures to reduce embolic complications during stenting. The Rubicon Filter platform will be utilized to launch additional products for use in various other areas of the vasculature system.

     Rubicon has focused on investing in the future during the first quarter of 2002. We have successfully re-organized our operations and have discontinued the contract manufacturing and equipment manufacturing business units. In addition, we have disposed of the equipment manufacturing unit by transitioning out of the Accurate Designs acquisition, and in the process eliminated a substantial amount of short-term and long-term debt obligations associated with that acquisition.

     Furthermore, we have recognized all of the deferred revenue from the licensing agreement with Abbott Laboratories and have engaged in raising additional working capital to fund our operations. Our Board of Directors authorized us to offer up to 3,000,000 shares of our common stock at a price of $0.50 per share. As of May 1, 2002, we have sold 1,871,000 shares and have raised $935,500. Until we receive additional revenues from the license agreement regulatory milestones, we will continue to raise additional capital. We anticipate that some of the license fee payments will be received in 2002. However, it is difficult to foresee how the Food and Drug Administration (FDA) will respond to Abbott Laboratories regulatory submissions. Further, we cannot guarantee that regulatory approvals will be granted in the United States, Europe, or other countries.

     We do not believe that the events of September 11, 2001, will have any material effect on our business operations.

Three Months Ending March 30, 2002 Compared with 2001.
-------------------------------------------------------

     Results of Continued Operations.
     ----------------------------------

     Continuing operations had a net loss of $505,000 for the first quarter (Q1) 2002, compared to a net profit of $117,000 for the same period in 2001. All of the remaining deferred revenue that resulted from the initial guardian licensing agreement with Abbott was recognized in fiscal year 2001. In addition, we also completed our consulting and development obligations related to the guardian project in 2001,and did not have any revenue related to its further development. As a result, continuing operations did not generate revenues for Q1 2002, compared to $603,000 for the same period in Q1 2001. Due to the nature of research and development in the medical device industry, the timing of revenues generated through the Guardian system is unpredictable and is dependant on the terms of our existing licensing agreement. Therefore, we expect any future revenues to come through large lump sum payments. We anticipate our operations will generate revenues during the fiscal year 2002. However, we cannot predict when such revenues will occur, nor can we guarantee that any future payments will be received.

          Rubicon is currently working on a number of new technologies. However, we did not file any new patent applications during the first quarter 2002. Rubicon's research and development engineers are currently working on improvements to our existing technologies; therefore, we anticipate we will be able to file additional patents in 2002.

     General and administrative expenses for Q1 2002 were $324,000 compared to $182,000 for the same period in 2001. The increase is primarily due to the following factors. First, during the first quarter 2001 we were able to allocate $32,000 in operating expenses to cost of goods sold, compared to an allocation of $0 for the same period in 2002. Second, salaries for officers increased due to the hiring of Harold "Butch" Wolcott as Chief Operating Officer, doubling the expense for this account. Salaries for officers for Q1 2002 were $46,000 compared to $23,000 for the same period in 2001. Finally, both our legal and investor relations expenses increased as a result of becoming a public company. Our legal expenses increased by approximately $17,000 and our investor relations increased by $10,000 for the first quarter 2002, compared to the same period in 2001.

     Results of Discontinued Operations.
     -----------------------------------

     Lower than expected revenues, and the continued losses associated with both the equipment and contract manufacturing business segments, contributed to Rubicon's decision to eliminate these business segments. On January 14,2002, Rubicon's Board of Directors unanimously determined to focus solely on the technology development and licensing business unit and voted to discontinue both the contract and equipment manufacturing segments of our business. Further, the Board of Directors decided to expand the technology development and licensing business unit to include the development, manufacture, and marketing of Rubicon's proprietary technologies. During the first quarter of 2002, we fulfilled all of the obligations that existed from our remaining contract manufacturing customer work orders. Therefore, discontinued operations had revenues of $76,000 for Q1 2002, compared to $117,000 for the same period in 2001.

     Now that our previous contract manufacturing obligations have been met, we will direct our efforts to the disposition of those assets that will no longer be required by our continuing operations. We intend to sell at least one of our existing extrusion lines and all of the related equipment required to operate it. We hope to have this transaction completed by the end of 2002. However, the market for this type of equipment is limited; therefore, it will be difficult to estimate the timing for the sale of the equipment.

Liquidity and Capital Resources.
--------------------------------

     Current obligations at March 31, 2002 have been significantly reduced since March 31, 2001. Our current liabilities decreased from $1,411,000 at March 31, 2001, to $128,000 at March 31, 2002. However, current assets also decreased from $2,286,000 at March 31, 2001 to $282,000 at March 31, 2002. As a result, working capital decreased from $875,000 at March 31,2001 to $154,000 at March 31, 2002. The decrease can be attributed primarily to the following items.

     First, our research and development timetable and the development of the Rubicon Filter required us to expend substantial resources over the last twelve months. In addition, in the first quarter 2002, the Company's operations did not generate revenues as we were transitioning out of contract and equipment manufacturing and focusing on research and development activities that will generate medical technologies that we hope to manufacture and market worldwide. Therefore, existing cash, as well as cash raised through the private placement of our securities (discussed below), has been used to fund operations over the last year. During the first quarter 2002, operating activities for the first quarter 2002, used $329,000 cash compared to $92,000 used in the first quarter 2001.

     Second, $100,000 was used to make a payment to the former owner of Accurate Designs and repurchase 50,000 shares of Rubicon's common stock held by the former owner as part of the Accurate Designs "Accurate" settlement agreement. The fair market value of the shares purchased was $65,000.

     The decrease in cash was partially offset by two events. First, the deferred revenue balance of $1,000,000 that existed at March 31 2001, from the Abbott Laboratories license agreement, was completely recognized during the fiscal year 2001. Therefore, we do not have a deferred revenue balance at March 31, 2002. Second, the agreement to transfer the assets acquired in the Accurate acquisition, also satisfied all of the remaining obligations that existed out of the original asset purchase transaction. The original purchase agreement with Accurate was structured as an installment purchase, with a total purchase price of $2,000,000. One million dollars was to be paid in cash and $1,000,000 was to be paid in shares of Rubicon's common stock. A balance of $500,000 of the $1,000,000 existed at March 31, 2001. In addition, shares of our common stock were to be delivered one year from the date a public trading market was established for these shares. Our common stock was listed for trading on the Electronic Bulletin Board in November 2001; which gave us until November 2002, to deliver one million dollars worth of Rubicon common stock. Because of the February 2002 settlement agreement, we were able to eliminate from our continuing operations all of our current obligations related to the Accurate Designs acquisition.

     Rubicon has been successful in raising additional capital through the private placement of our securities. In October 2001, our Board of Directors authorized a private placement of up to 3,000,000 shares of our common stock at a price of $0.50 per share. As of May 1, 2002, Rubicon has raised $935,500 in the private placement in exchange for the issuance of 1,871,000 shares of common stock. We do not anticipate we will need to sell the remaining 1,129,000 authorized shares related to this private placement. However, if our technology development and licensing operations do not generate second quarter revenues, we intend to sell additional shares of common stock.

     Revenue generated from the license of the Guardian system to Abbott Laboratories has helped support all of our operations for the past year and a half. Now that our focus has shifted entirely to developing, manufacturing, and marketing our own proprietary technologies, we expect capital expenditures for technology development to be higher than they have been in the past. However, future capital expenditures will depend on the manufacturing requirements related to our existing technologies and our ability to market these technologies effectively, as well as our ability to raise additional capital.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

     In January, 2002, we filed an Arbitration Demand with the American Arbitration Association, seeking the rescission of our acquisition of Accurate Designs or, in the alternative, damages in an amount to be determined at a hearing on the matter. We also sought attorney's fees incurred in the action.

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

     The Arbitration Demand and the Mutual Release and Settlement Agreement were disclosed in a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 14, 2002. See the Exhibit Index, Item 6 of this Report.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-KSB Annual Report for the year ended December 31, 2001.*

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K dated February 1, 2002, filed February 14, 2002.*

               *  Incorporated by reference.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RUBICON MEDICAL CORPORATION


Date:  05/15/2002                    By: /s/ Richard J. Linder
     --------------                 -------------------------------------
                                    Richard J. Linder
                                    Chief Executive Officer, President and
                                    Director


Date: 05/15/2002                   By: /s/ Dennis M. Nasella
     --------------                 -------------------------------------
                                    Dennis M. Nasella
                                    Chief Financial Officer and Director


Date:  05/15/2002                  By: /s/ Harold R. Wolcott
     --------------                 -------------------------------------
                                    Harold R. "Butch" Wolcott
                                    Director