Form 10QSB
period 2002-06-30
RUBICON MEDICAL CORP
filed 2002-08-14
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

          Issuer's telephone number, including area code:(801) 886-9000
                                                          -------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              YES X             NO


The Issuer had 52,378,334 outstanding shares of common stock on August 1, 2002.

                           Rubicon Medical Corporation
                           ---------------------------


                                      INDEX
                                      -----


   PART 1. FINANCIAL INFORMATION                                         Page
                                                                         ----


   Consolidated Balance Sheet - June 30, 2002 (Unaudited)                  2

   Consolidated Statement of Operations - Three-
     and Six Months Ended June 30, 2002 and 2001 (Unaudited)               3

   Consolidated Statement of Cash Flows - Six Months Ended
     June 30, 2002 and 2001 (Unaudited)                                    4

   Notes to Consolidated Financial Statements (Unaudited)                  6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   9


PART II. OTHER INFORMATION                                                12


SIGNATURES                                                                13


CERTIFICATIONS                                                            14

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

         These forward-looking statements are subject to certain risks and uncertainties including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date whereof.

         All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.


                                                                               RUBICON MEDICAL CORPORATION

                                                                    Consolidated Balance Sheet (Unaudited)

                                                                                             June 30, 2002
----------------------------------------------------------------------------------------------------------




              Assets
              ------
Current assets:
     Cash and cash equivalents                                                            $         58,000
     Accounts receivable, net                                                                        3,000
     Income tax receivable                                                                         134,000
     Prepaid expenses                                                                               15,000
     Net assets from discontinued operations                                                        44,000
                                                                                          ----------------

                  Current assets                                                                   254,000

Property and equipment, net                                                                        221,000
Intangible assets, net                                                                              58,000
                                                                                          ----------------

                  Total assets                                                            $        533,000
                                                                                          ----------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                                                     $        127,000
     Convertible note payable                                                                       50,000
     Current portion of long-term debt                                                              30,000
                                                                                          ----------------

                  Total current liabilities                                                        207,000

Long-term debt                                                                                      46,000
Related party long-term debt                                                                       155,000
                                                                                          ----------------

                  Total liabilities                                                                408,000
                                                                                          ----------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares
       authorized; 52,178,334 shares issued and outstanding                                         52,000
     Additional paid-in-capital                                                                  3,111,000
     Deferred compensation                                                                         (78,000)
     Treasury stock                                                                                (65,000)
     Accumulated deficit                                                                        (2,895,000)
                                                                                          ----------------

                  Total stockholders' equity                                                       125,000
                                                                                          ----------------

                  Total liabilities and stockholders' equity                              $        533,000
                                                                                          ----------------

----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                                                                                         2

                                                                               RUBICON MEDICAL CORPORATION
                                                          Consolidated Statement of Operations (Unaudited)

----------------------------------------------------------------------------------------------------------




                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                            --------------------------------------------------------------
                                                  2002           2001           2002            2001
                                            --------------------------------------------------------------

Net sales                                   $        117,000  $     464,000  $     117,000  $    1,066,000
Cost of sales                                          3,000         71,000          3,000         102,000
                                            --------------------------------------------------------------

         Gross profit                                114,000        393,000        114,000         964,000
                                            --------------------------------------------------------------

Operating expenses:
   Depreciation and amortization                      44,000         22,000         88,000          67,000
   General and administrative                        242,000        150,000        566,000         335,000
   Research and development                          189,000         83,000        320,000         258,000
                                            --------------------------------------------------------------

                                                     475,000        255,000        974,000         660,000
                                            --------------------------------------------------------------

         Income (loss) from operations              (361,000)       138,000       (860,000)        304,000
                                            --------------------------------------------------------------

Other income (expense):
   Interest income                                         -         15,000          1,000          37,000
   Interest expense                                  (53,000)        (9,000)       (60,000)        (23,000)
   Other                                                   -         (8,000)             -          (8,000)
                                            --------------------------------------------------------------

         Other income (expense)                      (53,000)        (2,000)       (59,000)          6,000
                                            --------------------------------------------------------------

         Income (loss) before provision for
           income taxes                             (414,000)       136,000       (919,000)        310,000
                                            --------------------------------------------------------------

Income tax (expense) benefit:
   Current                                                 -        163,000              -         163,000
   Deferred                                                -       (179,000)             -        (275,000)
                                            --------------------------------------------------------------

                                                           -        (16,000)             -        (112,000)

         Income (loss) from discontinued
            operations                                (8,000)        28,000        (16,000)        (71,000)
                                            --------------------------------------------------------------

         Net income (loss)                  $       (422,000) $      92,000  $    (935,000) $      127,000
                                            --------------------------------------------------------------

Net loss per common share -
  basic and diluted                         $           (.01) $         .00  $        (.02) $          .00

                                            --------------------------------------------------------------

Weighted average shares - basic and diluted       51,977,000     48,508,000     51,977,000      48,508,000
                                            --------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                          3


                                                                               RUBICON MEDICAL CORPORATION
                                                          Consolidated Statement of Cash Flows (Unaudited)

----------------------------------------------------------------------------------------------------------


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                           -------------------------------
                                                                                2002            2001
                                                                           -------------------------------
Cash flows from operating activities:
Net (loss) income                                                          $      (935,000) $      127,000
Loss from discontinued operations                                                   16,000          71,000
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
   Depreciation and amortization                                                    88,000          72,000
   Amortization of deferred compensation                                            42,000               -
   Common stock issued for services                                                      -         121,000
   Effective interest on beneficial conversion feature                              50,000               -
   Deferred income taxes                                                                 -         275,000
   Loss on disposal of assets                                                            -           8,000
   (Increase) decrease in:
     Accounts receivable                                                           173,000         145,000
     Prepaid expenses                                                                6,000          (1,000)
     Income tax receivable                                                          29,000        (163,000)
   Increase (decrease) in:
     Accounts payable                                                               12,000           9,000
     Accrued liabilities                                                            (3,000)         (1,000)
     Deferred revenue                                                                    -        (666,000)
     Income tax payable                                                                  -        (274,000)
                                                                           -------------------------------

         Net cash used in continuing operations                                   (522,000)       (277,000)
         Net cash used in discontinued operations                                  (54,000)       (135,000)
                                                                           -------------------------------

         Net cash used in
         operating activities                                                     (576,000)       (412,000)
                                                                           -------------------------------

Cash flows from investing activities:
   Increase in intangible assets                                                   (43,000)              -
   Purchase of property and equipment                                               (7,000)        (50,000)
                                                                           -------------------------------

         Net cash used in continuing operations                                    (50,000)        (50,000)
         Net cash (used in) discontinued operations                                      -          (3,000)
                                                                           -------------------------------

         Net cash used in investing activities                                     (50,000)        (53,000)
                                                                           -------------------------------

Cash flows from financing activities:
   Principal payments on long-term debt                                            (48,000)        (60,000)
   Proceeds from related party long-term debt                                      155,000               -
   Proceeds from convertible note payable                                           50,000               -
   Purchase of treasury stock                                                      (65,000)              -
   Proceeds from issuance of common stock                                          246,000               -
                                                                           -------------------------------

         Net cash provided by (used in) continuing operations                      338,000         (60,000)
         Net cash used in discontinued operations                                  (20,000)       (268,000)
                                                                           -------------------------------

         Net cash provided by (used in)
         financing activities                                                      318,000        (328,000)
                                                                           -------------------------------

Net decrease in cash and cash equivalents                                         (308,000)       (793,000)

Cash and cash equivalents at beginning of period                                   366,000       1,421,000
                                                                           -------------------------------

Cash and cash equivalents at end of period                                 $        58,000   $     628,000
                                                                           -------------------------------


----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                          4

                                                     RUBICON MEDICAL CORPORATION
                                Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


Supplemental Cash Flow Information (unaudited):

During the six months ended June 30, 2001, the Company:

     o  Issued common stock in exchange for debt of $200,000.

     o  Issued common stock in satisfaction of a liability of $280,000.



                                                     Six Months Ended
                                                          June 30,
                                             -----------------------------------
                                                   2002              2001
                                             -----------------------------------

Cash paid during the period for:
     Interest                                $          10,000  $       23,000
                                             -----------------------------------

     Income taxes                            $               -  $            -
                                             -----------------------------------




--------------------------------------------------------------------------------
See notes to consolidated financial statements.                                5

                                                     RUBICON MEDICAL CORPORATION
                          Notes to Consolidated Financial Statements (Unaudited)

                                                                   June 30, 2002
--------------------------------------------------------------------------------


1.   Interim             The  consolidated  financial  statements  for  the  six
     Financial           months  ended June 30,  2002 and 2001,  are  unaudited.
     Statements          However,  the  Company,  in its  opinion,  has made all
                         adjustments   (consisting   only  of  normal  recurring
                         accruals)  necessary  to present  fairly the  financial
                         position,  results of operations and cash flows for the
                         periods   presented.    The   consolidated    financial
                         statements   and  notes  thereto   should  be  read  in
                         conjunction with the consolidated  financial statements
                         and notes for the years  ended  December  31,  2001 and
                         2000,  included  in the  Company's  Form 10KSB filed on
                         March  28,  2002  with  the   Securities  and  Exchange
                         Commission. The results of operations and cash flows for the six months ended June 30, 2002, are not necessarily indicative of results for the year ending
                         December 31, 2002.


2.   Loss Per            Basic loss per share excludes  dilution and is computed
     Share               by dividing net losses available to common stockholders
                         by  the  weighted   average  number  of  common  shares
                         outstanding for the period.  Diluted earnings per share
                         reflect  the  potential  dilution  that could  occur if
                         options  or  warrants  to  issue   common   stock  were
                         exercised into common stock.  Common stock  equivalents
                         are  not   included  in  the  diluted  loss  per  share
                         calculation when their effect is antidilutive.


3.   Discontinued        In an effort to maximize growth and attain  high-margin
     Operations          revenues,  management has determined to focus solely on
                         the technology development segment and has discontinued
                         the contract manufacturing and equipment  manufacturing
                         segments of its operations.  The Company  recognized an
                         estimated   loss   on   disposition   of   discontinued
                         operations  of $582,000  as of the year ended  December
                         31, 2001.



--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


3.   Discontinued        Net assets and condensed discontinued  operations as of
     Operations          June 30, 2002 are as follows:
     Continued

                 Assets:
                  Inventory                                $         11,000
                  Property and equipment                            157,000
                                                           ----------------

                                                           $        168,000
                                                           ----------------



                Liabilities:
                 Notes payable                             $       (124,000)
                                                           ----------------

                Net assets of discontinued operations      $         44,000
                                                           ----------------



                                                  Six Months Ended
                                                       June 30
                                          ---------------------------------
                                                2002             2001
                                          ---------------------------------

Revenue                                   $          76,000  $      286,000
Costs and expenses                                   92,000         393,000
                                          ---------------------------------

Net loss before income taxes                        (16,000)       (107,000)

Income taxes                                              -          36,000
                                          ---------------------------------

                                          $         (16,000) $      (71,000)
                                          ---------------------------------



4.   Related Party       At June 30,  2002,  the Company had a note payable to a
     Transaction         shareholder for $155,000.  The note has a 6.5% interest
                         rate and is due January 31, 2003. During the six months ended June 30, 2002, $117,000 of revenue was generated from work done for Guardian RJL, a company owned by an officer.


--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------



5.   Subsequent          During the  quarter  ended June 30,  2002,  the Company
     Event               issued a  $50,000 convertible  debenture.  The terms of
                         the debenture allowed the holder to convert the loan balance into shares of the Company's common stock at 50% of its fair market value. As a result of the beneficial conversion feature an expense of $50,000 was recorded upon issuance. On July 1, 2002, the note was converted into 200,000 shares of common stock.

                         Effective August 5, 2002, Rubicon cancelled all of the stock options issued in the stock option plan, pursuant to Rubicon's Stock Plan, which included stock options issued to employees, the board of directors, and the medical advisory board which had exercise prices at $1.00 and at $.60 per share. On August 5, 2002, the board of directors unanimously authorized the re-issuance of the same number of stock options as originally granted in the Stock Plan, and issued those shares at an exercise price of $.34 per option, which was the closing price per share on August 5, 2002.



--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

General.
--------

         The general characteristics of Rubicon Medical Corporation have not changed since we filed our form 10-KSB Annual Report for the year ended December 31, 2001 and our post-effective amendment to our Registration Statement on Form SB-2, filed on April 22, 2002. Rubicon Medical Corporation continues to conduct research and development activities to generate medical technologies that will be manufactured and marketed worldwide. The primary focus of our research and development activities is the Rubicon Filter. The Rubicon Filter is an embolic protection device for use in interventional vascular procedures to reduce embolic complications during stenting. We intend to use the Rubicon Filter platform to launch additional products for use in various other areas of the vasculature system.

         Subsequent to the 2nd quarter ending June 30, 2002, Rubicon cancelled all of the stock options issued in the stock option plan, pursuant to Rubicon's Stock Plan, which included stock options issued to employees, the board of directors, and the medical advisory board which had exercise prices at $1.00 and at $.60 per share. On August 5, 2002, the board of directors unanimously authorized the re-issuance of the same number of stock options as originally granted in the Stock Plan, and issued those shares at an exercise price of $.34 per option, which was the closing price per share on August 5, 2002.

Results of Operations
---------------------

         Operations had a net loss of $422,000 for the second quarter ended June 30, 2002 (Q2 '02), compared to a net profit of $92,000 for the quarter ended June 30, 2001 (Q2 '01). The reasons for the change were as follows. All of the remaining deferred revenue that resulted from the initial guardian licensing agreement with Abbott Laboratories was earned and recognized in fiscal year 2001. In addition, we also completed the majority of our consulting and development obligations related to the guardian project in 2001, which resulted in development revenue of $117,000 for Q2 '02, compared to $464,000 for Q2 '01.

         Although we expect to receive revenue from the guardian license agreement with Abbott in the form of milestone payments related to regulatory approvals, there can be no assurances that any future revenue will be generated from further development of the Guardian System.

         Revenue from continuing operations for the six months ended June 30, 2002 (6M '02) declined to $117,000 compared to $1,066,000 for the six months ended June 30, 2001 (6M '01). Once again, the primary reason for the decrease in revenue for 2002 is due to the completion of the guardian development, and $666,000 of deferred revenue that was earned and recognized in the first six months of 2001. As a result, continuing operations had a net loss of $919,000 in 6M '02, compared to net income of $198,000 for 6M '01. Due to the nature of research and development in the medical device industry, the timing of revenues generated through the guardian system is unpredictable and is dependant on the terms of our existing licensing agreement, as well as regulatory approvals in



--------------------------------------------------------------------------------
various countries, which are not under the control of Rubicon. Therefore, we expect any future revenues to come through large lump sum payments, and eventually through royalties. We anticipate our operations will generate revenues during 2002. However, we cannot predict when such revenues will occur, nor can we guarantee that any future payments will be received from Abbott Laboratories pursuant to the licensing of the Guardian System.

         General and administrative (G&A) expenses for continuing operations for Q2 '02 were $242,000 compared to $150,000 for Q2 '01. G&A expenses for 6M '02 also increased to $566,000 compared to $335,000 in 6M '01. The increase is primarily due to the following factors. First, our operations justified an allocation of $57,000 and $89,000 in operating expenses to cost of goods sold in Q2 '01 and in 6M '01, respectively, compared to an allocation of $0 for the same periods in 2002. Second, salaries for officers increased due to the hiring of Harold "Butch" Wolcott as Chief Operating Officer, nearly doubling the expense for this account. Salaries for officers for Q2 '02 were $54,000 and $100,000 for 6M '02, compared to $27,000 and $50,000 for the same periods in 2001. Finally, both our legal and investor relations expenses increased as a result of becoming a public company. Legal expenses increased by approximately $15,000 and investor relations also increased by $10,000 for 6M '02, and essentially remained the same for Q2 2002, compared to the same periods in 2001.

         Interest expense increased to $53,000 in Q2 '02 and $60,000 in 6M '02, compared to $9,000 in Q2 '01 and $23,000 in 6M '01. A $50,000 non-cash interest charge resulted from the beneficial conversion feature associated with a $50,000 convertible note issued during Q2 '02, which was converted into 100,000 shares of Rubicon Medical common stock, subsequent to June 30, 2002.

Liquidity and Capital Resources
-------------------------------

         Net cash used in operating activities, including adjustments for depreciation and other non- cash operating expenses, totaled $576,000 in 6M '02, compared to $412,000 in 6M '01. Cash used by continuing operations in 6M '02 increased compared to 6M '01 primarily due to increased research and development costs, general and administrative costs and a reallocation of resources from discontinued to continuing operations. Continuing operations used $522,000 in 6M '02, compared to $277,000 in 6M '01. In Q1 '02, Rubicon's Board of Directors unanimously determined to focus solely on the technology development and licensing business unit and voted to discontinue both the contract and equipment manufacturing segments of our business. During the first quarter of 2002, we fulfilled all of the obligations that existed from our remaining contract manufacturing customer work orders. Therefore, discontinued operations had $0 revenues in Q2 '02 compared to $169,000 in Q2 '01. Operating expenses, related to the discontinued operations remained in Q2 '02, and discontinued operations used $54,000 in cash in 2002, compared to $135,000 in cash in 2001.

--------------------------------------------------------------------------------

         Cash flows used in investing activities were $50,000 in 2002 compared to $53,000 in 2001. Rubicon invested $43,000 in patent related costs in 2002, compared to $0 investment for the same period in 2001. In addition, because of Rubicon's decision to eliminate certain business units, investment in property and equipment decreased to $7,000 in 6M '02, compared to investments of $50,000 in 6M '01.

         Net cash provided by financing increased to $318,000 in 2002, compared to $(328,000) used in financing activities for the same period in 2001. The Company received a total of $451,000 through both debt and equity financing in 2002, compared to $0 for the same period in 2001. Rubicon received $246,000 from issuing 491,000 shares of its common stock. In addition, the Company increased its debt obligation by entering into long-term debt agreements in exchange for $205,000. The Company received $155,000 from a related party and $50,000 from the issuance of a convertible note. An expense of $50,000 was recognized upon issuance of the convertible note due to a beneficial conversion feature. Subsequent to June 30, 2002, the holder of a $50,000 Convertible Note, elected to convert the unpaid balance of $50,000 into shares of Rubicon Medical common stock at fifty percent (50%) of the average of the closing bid price on the days preceding the date of the conversion. The Company intends to use these funds for working capital. In addition, Rubicon's financing activities in 6M '02, included $48,000 for principal payments on long-term debt and $65,000 for the repurchase of 50,000 shares of Rubicon's common stock from the former owner of Accurate Designs, as part of a settlement agreement between the two companies.

         Cash (and  equivalents)  were  $58,000  at June 30,  2002  compared  to
$628,000 at June 30, 2001. Our research and development timetable and the development of the Rubicon Filter required us to expend substantial resources over the last twelve months. The Company has had to support our operations with existing cash, as well as cash raised through the private placement of our securities.

         Rubicon has been successful in raising additional capital through the private placement of our securities. In October 2001, our Board of Directors authorized a private placement of up to 3,000,000 shares of our common stock at a price of $0.50 per share. As of June 30, 2002, Rubicon has raised $986,500 in exchange for the issuance of 1,871,000 shares of common stock. If our technology development and licensing operations do not generate third quarter revenues, we intend to sell additional shares of common stock or raise additional capital through debt financing. Any future capital expenditures will depend on the manufacturing requirements related to our existing technologies and our ability to market these technologies effectively, as well as our ability to raise additional capital. There can be no assurance that the Company will be successful in raising additional funding.


--------------------------------------------------------------------------------

Part II. Other Information


Item 1. Legal Proceedings
-------------------------

None; not applicable.


Item 2. Changes in Securities and Use of Proceeds.
-------------------------------------------------

See Part I, Item 2.


Item 3. Defaults Upon Senior Securities.
----------------------------------------

None; not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None; not applicable


Item 5. Other Information.
--------------------------

None; not applicable.


Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

None; not applicable.



--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 14, 2002                               Rubicon Medical Corporation
                                                     /s/ Richard J. Linder
                                                     ---------------------------
                                                     Richard J. Linder
                                                     President / CEO

Date:  August 14, 2002
                                                     /s/ Dennis M. Nasella
                                                     ---------------------------
                                                     Dennis Nasella
                                                     CFO




--------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rubicon Medical Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Linder, President/Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  the information  contained in the Report fairly  presents,  in all
              material   respects,   the  financial   condition  and  result  of
              operations of the Company.


Dated:  August 14, 2002                              By:  /s/ Richard J. Linder
        ---------------                              --------------------------
                                                     Richard J. Linder
                                                     President / CEO


--------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rubicon Medical Corporation (the "Company") on Form 10-Q/10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis Nasella, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  the information  contained in the Report fairly  presents,  in all
              material   respects,   the  financial   condition  and  result  of
              operations of the Company.



/s/Dennis Nasella
-----------------------
Dennis Nasella
Chief Financial Officer
August 14, 2002


--------------------------------------------------------------------------------
                                                                              15