Form 10QSB
period 2002-09-30
RUBICON MEDICAL CORP
filed 2002-11-14
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                          Commission File No. 33351414



                           Rubicon Medical Corporation
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)



Delaware                                                              87-0361403
----------------------------------------             ---------------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)



2064 W. Alexander, Salt Lake City, Utah                                    84119
---------------------------------------              ---------------------------
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

                                  YES X      NO ___

The Issuer had 52,778,334 outstanding shares of common stock on November 1, 2002.

                           Rubicon Medical Corporation
                           ---------------------------


                                      INDEX
                                      ------


PART 1. FINANCIAL INFORMATION                                              Page
                                                                           ----


Consolidated Balance Sheet - September 30, 2002 (Unaudited)                   2

Consolidated Statement of Operations - Three and Nine
  Months Ended September 30, 2002 and 2001 (Unaudited)                        3

Consolidated Statement of Cash Flows - Nine Months Ended
  September 30, 2002 and 2001 (Unaudited)                                     4

Notes to Consolidated Financial Statements (Unaudited)                        6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                         9


PART II. OTHER INFORMATION                                                   14


SIGNATURES                                                                   15


CERTIFICATIONS                                                               16

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

         Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or results of operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include but are not limited to the Company's manufacturing process, engineering difficulties, difficulties in connection with the Company's business operations and other risks.

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

                                                     RUBICON MEDICAL CORPORATION
                                          Consolidated Balance Sheet (Unaudited)

                                                              September 30, 2002
--------------------------------------------------------------------------------

     Assets
     ------

Current assets:
Cash and cash equivalents                                  $       72,000
Prepaid expenses                                                  110,000
Net assets from discontinued operations                            24,000
                                                           ---------------

Total current assets                                              206,000

Property and equipment, net                                       170,000
Intangible assets, net                                             98,000
                                                           ---------------

                                                           $      474,000
                                                           ---------------

--------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity
     ------------------------------------

Current Liabilities:
Accounts payable                                           $      143,000
Accrued liabilities                                                15,000
Related-party note payable                                        180,000
Current portion of long-term debt                                  20,000
                                                           ---------------

Total current liabilities                                         358,000

Long-term debt                                                     41,000
                                                           ---------------

Total liabilities                                                 399,000
                                                           ---------------

Commitments and contingencies                                           -

Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares
  shares authorized; 52,778,334 shares
  issued and outstanding                                           53,000
Additional paid-in capital                                      3,370,000
Deferred compensation                                             (18,000)
Treasury stock                                                    (65,000)
Accumulated deficit                                            (3,265,000)
                                                           ---------------

Total stockholders' equity                                         75,000
                                                           ---------------

                                                           $      474,000
                                                           ---------------


--------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.                F-2



                                                                   RUBICON MEDICAL CORPORATION
                                              Consolidated Statement of Operations (Unaudited)

----------------------------------------------------------------------------------------------

                                           Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                       -------------------------------------------------------
                                           2002          2001         2002         2001
                                       -------------------------------------------------------

Sales, net                              $     65,000   $  356,000   $    182,000   $ 1,422,000
Cost of sales                                  4,000        8,000          7,000       110,000
                                       -------------------------------------------------------

Gross profit                                  61,000      348,000        175,000     1,312,000

Operating expenses:
Depreciation and amortization                 43,000       67,000        131,000       134,000
General and administrative                   304,000      181,000        870,000       516,000
Research and development                      76,000      154,000        396,000       412,000
                                       -------------------------------------------------------

Total operating expenses                     423,000      402,000      1,397,000     1,062,000
                                       -------------------------------------------------------

(Loss) income from operations               (362,000)     (54,000)    (1,222,000)      250,000
                                       -------------------------------------------------------

Other income (expense):
Interest income                                2,000        4,000          2,000        41,000
Interest expense                              (8,000)      (7,000)       (67,000)      (30,000)
Other                                          1,000            -          1,000        (8,000)
                                       -------------------------------------------------------

Total other income (expense)                  (5,000)      (3,000)       (64,000)        3,000
                                       -------------------------------------------------------

Income (loss) before provision
  for income taxes and
  discontinued operations                   (367,000)     (57,000)    (1,286,000)      253,000
                                       -------------------------------------------------------

Income tax (expense) benefit:
Current                                            -            -              -       163,000
Deferred                                           -       23,000              -      (252,000)
                                       -------------------------------------------------------

                                                   -       23,000              -       (89,000)
                                       -------------------------------------------------------

Income (loss) from discontinued
  operations, net of income taxes             (3,000)     (48,000)       (19,000)     (119,000)
                                       -------------------------------------------------------

Net (loss) income                       $   (367,000)  $  (34,000)  $ (1,305,000)  $    45,000
                                        ------------------------------------------------------

Net (loss) per common share -
  basic and diluted                     $      (0.01)  $    (0.00)  $      (0.03)  $      0.00
                                       -------------------------------------------------------

Weighted average shares -
  basic and diluted                       52,372,000   48,636,000     52,137,000    48,636,000
                                       -------------------------------------------------------




----------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.                              F-3



                                                          RUBICON MEDICAL CORPORATION
                                     Consolidated Statement of Cash Flows (Unaudited)

-------------------------------------------------------------------------------------

                                                            2002           2001
                                                       ------------------------------
Cash flows from operating activities:
  Net (loss) income                                    $ (1,305,000)   $       45,000
  Loss from discontinued operations                          19,000           119,000
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
     Depreciation and amortization                          131,000           134,000
     Amortization of deferred compensation                   53,000                 -
     Common stock issued for services                       177,000           121,000
     Effective interest on beneficial
       conversion feature                                    50,000                 -
     Deferred income taxes                                        -           252,000
     Loss on disposition of assets                            8,000             8,000
     Decrease (increase) in:
       Accounts receivable                                  176,000            26,000
       Prepaid expenses                                     (68,000)            3,000
       Income tax receivable                                163,000                 -
    Increase (decrease) in:
       Accounts payable                                      28,000           (24,000)
       Accrued liabilities                                   12,000            (1,000)
       Deferred revenue                                           -        (1,000,000)
       Income tax payable                                         -          (274,000)
                                                       ------------------------------

          Net cash used in operating activities            (556,000)         (591,000)
          Net cash used in discontinued operations          (27,000)         (147,000)
                                                       ------------------------------

          Net cash used in operating activities            (583,000)         (738,000)
                                                       ------------------------------

Cash flows from investing activities:
   Purchase of intangible assets                            (83,000)                -
   Purchase of property and equipment                        (7,000)          (55,000)
                                                       ------------------------------

          Net cash used in investing activities             (90,000)          (55,000)
          Net cash used in discontinued operations                -            (3,000)
                                                       ------------------------------

          Net cash used in investing activities             (90,000)          (58,000)
                                                       ------------------------------

Cash flows from financing activities:
   Principal payments on long-term debt                     (63,000)          (90,000)
   Proceeds from related party long-term debt               180,000           150,000
   Proceeds from convertible note payable                    50,000                 -
   Purchase of treasury stock                               (65,000)                -
   Proceeds from issuance of common stock                   307,000            73,000
                                                       ------------------------------

          Net cash provided by financing activities         409,000           133,000
          Net cash used in discontinued operations          (30,000)         (527,000)
                                                       ------------------------------

          Net cash used in financing activities             379,000          (394,000)
                                                       ------------------------------

Net decrease in cash and cash equivalents                  (294,000)       (1,190,000)

Cash and cash equivalents at beginning of period            366,000         1,421,000
                                                       ------------------------------

Cash and cash equivalents at end of period             $     72,000    $      231,000
                                                       ------------------------------


-------------------------------------------------------------------------------------
                                                                                  F-4



                                                     RUBICON MEDICAL CORPORATION
                                Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


Supplemental Cash Flow Information (unaudited):

During the nine months ended September 30, 2002, the Company:

     o Issued common stock in exchange for convertible debt of $50,000.


During the nine months ended September 30, 2001, the Company:

     o Issued common stock in exchange for debt of $200,000.

     o Issued common stock in satisfaction of a liability of $280,000.



                                                   Nine Months Ended
                                                     September 30,
                                          ------------------------------------
                                                2002              2001
                                          ------------------------------------

Cash paid during the period for:
         Interest                          $   67,000        $   30,000
                                          ------------------------------------

         Income taxes                     $         -        $        -
                                          ------------------------------------


--------------------------------------------------------------------------------
                                                                             F-5

                                                     RUBICON MEDICAL CORPORATION
                         Notes to Consolidated Financial Statements (Unaudited)

                                                              September 30, 2002
--------------------------------------------------------------------------------

1.   Interim            The  consolidated  financial  statements  for  the  nine
     Financial          months ended September 30, 2002 and 2001, are unaudited.
     Statements         However,  the  Company,  in its  opinion,  has  made all
                        adjustments   (consisting   only  of  normal   recurring
                        accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2001 and 2000, included in the Company's Form 10KSB filed on March 28, 2002 with the
                        Securities and Exchange Commission. The results of operations and cash flows for the nine months ended
                        September 30, 2002, are not necessarily indicative of results for the year ending December 31, 2002.

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


--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------

3.   Discontinued       Net assets and condensed  discontinued  operations as of
     Operations         September 30, 2002 are as follows:
     Continued
                        Assets:
                           Inventory                                $    11,000
                           Property and equipment                       127,000
                                                                    -----------
                                                                    $   138,000

                        Liabilities:
                           Notes payable                            $  (114,000)
                                                                    -----------

                        Net assets of discontinued operations       $    24,000
                                                                    -----------

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                         2002           2001


                        Revenue                      $  76,000     $  532,000
                        Costs and expenses              95,000        712,000
                                                     ------------------------

                        Net loss before income
                           taxes                       (19,000)      (180,000)


                        Income taxes                         -         61,000
                                                     ------------------------

                                                     $ (19,000)    $ (119,000)
                                                     ------------------------

4.   Related Party      At September 30, 2002, the Company had a note payable to
     Transaction        a shareholder for $180,000. The note has a 6.5% interest
                        rate and is due January 31, 2003.

                        During  the  nine  months  ended   September  30,  2002,
                        $173,000 of revenue was generated from work done for Guardian RJL, a company owned by an officer.


--------------------------------------------------------------------------------
                                                                             F-7

                                                     RUBICON MEDICAL CORPORATION
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


5.   Subsequent         On October 7, 2002, the Company and Abbott  Laboratories
     Event              amended the Guardian  exclusive  license and development
                        agreement. Under the new agreement, Abbott has agreed to
                        pay the Company $2.3 million,  relinquish  the exclusive
                        license and  development  rights for the  Guardian,  and
                        transfer  all  technology  relating to the device to the
                        Company,   including   manufacturing   and   engineering
                        improvements, vendor lists and price lists, regulatory developments, marketing information, and research and development. Under the agreement, the Company agreed to release Abbott from any further obligation to the Company.

--------------------------------------------------------------------------------
                                                                             F-8

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

General.
--------

         Rubicon Medical Corporation (Rubicon) conducts research and development activities to generate medical technologies that will be manufactured and marketed worldwide. The primary focus of our research and development activities is the Rubicon Filter. The Rubicon Filter is an embolic protection device designed for use in interventional vascular procedures to reduce embolic complications during stenting. We intend to use the Rubicon Filter platform to launch additional products for use in various other areas of the vasculature system.

         Subsequent to the 3rd quarter ending September 30, 2002, we amended the Exclusive License and Development Agreement (The Agreement) with Abbott Laboratories (Abbott) for the Guardian System balloon embolic protection system. Under the terms of the amendment, Abbott paid Rubicon a one-time payment of $2.3 million, and granted Rubicon a worldwide license to all patents that have been developed by Abbott relating to the Guardian System. In addition, Abbott transferred back to Rubicon all patent rights it received under the terms of the original Exclusive License and Development Agreement. Rubicon also granted Abbott a right of first negotiation for manufacturing and distribution rights if regulatory approval is obtained in Europe or the United States by Rubicon, for either carotid or saphenous vein graft indications.

         We believe the amendment to the Agreement improves our ability to manage and develop our line of embolic protection devices. During the 4th quarter 2002, we plan to analyze the market opportunities for the Guardian System, and determine whether to continue the clinical development of the Guardian System technology in-house, or license the technology to another party.

         Abbott Laboratories had made improvements to the Guardian System in the areas of system inflation and deflation, ease of use, and balloon engineering. We believe that these changes, coupled with additional improvements we plan to make, will create a technology that is competitive and ready for additional human clinical studies. Prior to the Amendment, Abbott had used the Guardian System in human studies in Europe, and experienced no clinical adverse events, and minor device related events. The improvements we plan to make will target changes that need to be made to re-enter clinical studies in Europe.

         During the 3rd quarter 2002, we cancelled all of the stock options issued under our Stock Option Plan, which included stock options issued to employees, directors, and the members of our medical advisory board, which had exercise prices at $1.00 and at $.60 per share. On August 5, 2002, the board of directors unanimously authorized the re-issuance of the same number of stock options as originally granted under the Stock Option Plan, and issued those options at an exercise price of $.34 per share, which was the closing price per share on August 5, 2002. We believe that this action will allow us to better compensate our employees while not increasing the number of options issued under the plan, which would have been more dilutive to shareholders. As a result of this action, the stock options are now considered variable under the provisions of FAS 123.

--------------------------------------------------------------------------------
                                                                             F-9


Results of Operations
---------------------

         We had a net loss of $367,000 for the quarter ended September 30, 2002 (Q3 '02), compared to a net loss of $34,000 for the quarter ended September 30, 2001 (Q3 '01). The difference is primarily attributable to the $333,333 in deferred revenue from the initial Guardian System licensing agreement with Abbott Laboratories that was earned and recognized during the quarter ended September 30, 2001. In addition, we also completed the majority of our consulting and development obligations related to the guardian project in 2001. However, revenue from continuing operations decreased to $65,000 for Q3 '02, compared to $356,000 for Q3 '01, with the decrease coming from reduced work related to the Guardian System.

         Revenue from continuing operations for the nine months ended September 30, 2002 (9M '02), declined to $182,000 compared to $1,422,000 for the nine months ended September 30, 2001 (9M '01). Once again, the primary reason for the decrease in revenue for 2002, is the completion of the development of the Guardian System, and the recognition of $999,000 of deferred revenue in connection therewith during the first nine months of 2001. Primarily, as a result of this change in revenue, we incurred a net loss from continuing operations of $1,286,000 in 9M '02, compared to net income of $253,000 for 9M '01. Due to the nature of research and development in the medical device industry, the timing of revenues generated through the Guardian System is unpredictable, and in the past has been dependent on the efforts of Abbot Laboratories under the terms of the original licensing agreement. However, as discussed above, subsequent to September 30, 2002, we amended the original license agreement with Abbott and received $2.3 million in revenue in connection therewith. Therefore, any future revenues related to the Guardian System will be dependent on our ability to either gain regulatory approval or license this technology to another party.

         General and administrative (G&A) expenses for continuing operations for Q3 '02 were $304,000 compared to $181,000 for Q3 '01. G&A expenses for 9M '02 also increased to $870,000 compared to $516,000 in 9M `01. The increase is primarily due to the following factors.

         First, during [Q3 `02], we entered into a six-month investor relations agreement with an investor relations firm pursuant to which we issued 400,000 restricted shares of our common stock as compensation for their services. We recorded a non-cash expense of $97,000 for the first three-months of the six-month agreement and recorded the remaining three months of expense as a prepaid expense, which will be expensed in the fourth quarter of 2002. In order to conserve cash and not dilute our shareholders, a principal shareholder returned to Rubicon for cancellation 400,000 shares of Rubicon common stock to offset the 400,000 shares issued to the investor relations firm. In addition to the 400,000 shares of stock, we also issued warrants entitling the firm to purchase 300,000 shares of our common stock, over a two-year period at the following prices; 100,000 shares at a price of $.26, 100,000 shares at a price of $.55, and 100,000 shares at a price of $1.00.

         Second, in November 2001, we hired a Chief Operating Officer, which nearly doubled our officers expense. Salaries for officers for Q3 '02 were $41,000 and $140,000 for 9M `02, compared to $23,000 and $70,000 for the same periods in 2001. During the third quarter, the Chief Operating Officer resigned from full time service for personal reasons but continues to serve as a member of our Board of Directors. We have not yet determined whether to fill the position or allocate the duties among our other officers. Finally, our legal expenses increased to $64,000 for 9M `02 as compared to $38,000 for the same period in 2001, primarily due to increased legal services required in connection with our status as a publicly held company.


--------------------------------------------------------------------------------
                                                                            F-10

         Interest expense increased to $8,000 in Q3 `02 and $67,000 in 9M '02, compared to $7,000 in Q2 '01 and $30,000 in 9M '01. The increase was attributable to a $50,000 non-cash interest charge related to the conversion of a $50,000 convertible promissory note issued during Q2 '02, into 100,000 shares of our restricted common stock during the third quarter 2002.

         Research and development costs for Q3 '02 were $76,000 and $396,000 in 9M '02 compared to $154,000 in Q3 '01 and $412,000 in 9M '01. Because of our limited cash resources during the third quarter 2002, we were forced to decrease our spending on research and development. We expect research and development costs will increase in the fourth quarter 2002, as the result of our receipt of $2.3 million stemming from the amendment of the License Agreement with Abbott Laboratories.

--------------------------------------------------------------------------------
                                                                            F-11

Liquidity and Capital Resources
-------------------------------

         Net cash used in operating activities, including adjustments for depreciation and other non-cash operating expenses, totaled $583,000 in 9M '02, compared to $738,000 in 9M '01. Cash used by continuing operations in 9M '02 decreased compared to 9M '01, primarily due to decreased research and development costs. Continuing operations used $556,000 in 9M '02, compared to $616,000 in 9M `01. In Q1 '02, we determined to focus on the technology development and licensing business unit and to discontinue both the contract and equipment manufacturing segments of our business. Cash used by discontinued operations totaled $27,000 in 9M '02, compared to $122,000 in 9M '01.

         Cash flows used in investing activities were $90,000 in 2002 compared to $58,000 in 2001. Rubicon invested $83,000 in patent related costs in 2002, compared to $0 investment for the same period in 2001. In addition, because of our limited cash flows, investment in property and equipment decreased to $7,000 in 9M '02, compared to $55,000 in 9M '01.

         Net cash provided by financing increased to $379,000 in 2002, compared to $(394,000) used in financing activities for the same period in 2001. The Company received a total of $537,000 through both debt and equity financing in 2002, compared to $223,000 for the same period in 2001. We received $307,000 from the sale of 891,000 shares of our common stock during 2002. In addition, we increased our debt obligation by entering into $230,000 in long-term debt agreements. We borrowed $180,000 from a related party pursuant to an 18-month promissory note bearing interest at 6.5% and borrowed $50,000 from an unrelated third party pursuant to a convertible note, bearing interest at 8.0%. The note was convertible to common stock at 50% of the bid price for our common stock in the over-the-counter market on the day prior to conversion. During the third quarter of 2002, the holder of the $50,000 Convertible Note elected to convert the unpaid balance of $50,000 into 200,000 shares of our restricted common stock at a price of $0.25 per share. Subsequent to September 30, 2002, Rubicon paid $184,000 including principal and interest to fulfill the related party debt obligation. In addition, Rubicon's financing activities in 9M '02, included $63,000 for principal payments on long-term debt and $65,000 for the repurchase of 50,000 shares of Rubicon's common stock from the former owner of Accurate Designs, as part of a settlement agreement between the two companies.

         Cash (and equivalents) were $72,000 at September 30, 2002 compared to $231,000 at September 30, 2001. Since we have received only limited revenues on a sporadic basis, we have supported our operations with existing cash, loans, and proceeds from the private placement of our securities. During Q3'02, we received $60,000 from the sale of 400,000 restricted shares of our common stock.

         We believe that the $2.3 million we received pursuant to the amendment of the Abbott license agreement will provide us with the financial capability to fund our short-term operations without relying on additional debt and equity financing activities. However, we still intend to pursue various equity and/or debt financing options to support our long-term growth strategies and to help provide the required capital necessary to develop new products.

--------------------------------------------------------------------------------
                                                                            F-12

Critical Accounting Policies
----------------------------

The Company carries patent rights purchased from outside parties and legal costs incurred to obtain patents on internally developed technologies at cost less accumulated amortization. The Company reviews its patent assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

Item 4. Controls and Procedures
-------------------------------

         The Company's President and Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


--------------------------------------------------------------------------------
                                                                            F-13

Part II. Other Information

Item 1. Legal Proceedings
-------------------------
None; not applicable.


Item 2. Changes in Securities and Use of Proceeds.
-------------------------------------------------

Recent Sales of Unregistered Securities

         During the second quarter of 2002, an accredited investor purchased a convertible note from the Company in a private transaction in the principal amount of $50,000, which was convertible into restricted shares of the Company's common stock at fifty percent of the bid price for the Company's common stock in the over-the-counter market on the day prior to conversion. On July 1, 2002, the accredited investor converted the note into 200,000 shares of the Company's restricted common stock at a price of $0.25 per share in accordance with its terms. On August 30, 2002, the same accredited investor purchased 400,000 shares of restricted common stock from the Company in a private transaction for a purchase price of $60,000. No underwriter was involved in the foregoing transactions and the Company sold the shares directly to the investor. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None; not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None; not applicable


Item 5. Other Information.
--------------------------

None; not applicable.


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

The following documents are included as exhibits to this report:

Exhibit    SEC Ref.
No.        No.         Title of Document                               Location

10.1       10          Public Relations Services Agreement             This
                       Between Rubicon Medical Corporation             Filing
                       and Equity Capital Partners, Inc.,
                       Dated July 19, 2002

99.1                   Certification of Chief Executive Officer

99.2                   Certification of Chief Financial Officer

--------------------------------------------------------------------------------
                                                                            F-14

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 14, 2002                       Rubicon Medical Corporation


                                                /s/ Richard J. Linder
                                               ---------------------------------
                                               Richard J. Linder
                                               President / CEO
                                               (Principal Executive Officer)

Date:  November 14, 2002
                                                /s/ Dennis Nasella
                                               ---------------------------------
                                               Dennis Nasella
                                               CFO
                                               (Principal Financial Officer)


--------------------------------------------------------------------------------
                                                                            F-15

                                  CERTIFICATION

         I, Richard J. Linder, certify that:

         1. I have reviewed this quarterly Report on Form 10-QSB of Rubicon Medical Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


--------------------------------------------------------------------------------
                                                                            F-16

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                               By /s/ Richard J. Linder
                                               -----------------------------
                                               Richard J. Linder
                                               President/CEO
                                               (Principal Executive Officer)


--------------------------------------------------------------------------------
                                                                            F-17

                                   CERTIFICATION


         I, Dennis Nasella, certify that:

         1. I have reviewed this quarterly Report on Form 10-QSB of Rubicon Medical Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

--------------------------------------------------------------------------------
                                                                            F-18

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                             By /s/ Dennis Nasella
                                             ---------------------
                                             Dennis Nasella
                                             CFO
                                             (Principal Financial Officer)




--------------------------------------------------------------------------------
                                                                            F-19