Form 10KSB
period 2002-12-31
RUBICON MEDICAL CORP
filed 2003-03-31
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

(Mark One)

         [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002.

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
         _______________.

         Commission file number 333-51414
                                ---------

                           RUBICON MEDICAL CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                                        87-0361403
--------------------------------------                         ----------
(State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                          Identification No.)

2064 West Alexander Street, Salt Lake City, UT                    84119
----------------------------------------------                  ----------
(Address of principal executive offices)                        (Zip Code)


                                 (801) 886-9000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Act:

                                                         Name of Each Exchange
                  Title of each Class                     on Which Registered
                  -------------------                    ---------------------

                  None                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                      ----
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ X ]         No [    ]
              ----             -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State the issuer's revenues for its most recent fiscal year. The issuer's revenues for the fiscal year ended December 31, 2002, were $2,498,000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

         As of March 24, 2003, based on the average of the bid and asked prices on the OTC Bulletin Board interdealer quotation system on that date of $0.085, the aggregate market value of the approximately 21,557,626 shares held by non-affiliates was approximately $1,832,398.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes ____ No ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of March 24, 2003, there were 52,773,334 Shares of the Issuer's Common Stock, par value $0.001, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         None.
         -----

         Transitional Small Business Disclosure Format (check one):

                           Yes  ____        No   X
                                                -----

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect Rubicon's views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, testing, clinical trial and regulatory approval of Rubicon's products, statements with regard to the nature and extent of competition Rubicon may face in the future, statements with respect to the sources and need for future financing, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this report under "Item. 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation." The forward-looking statements are based on present circumstances and on Rubicon's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption "Description of Business:
Risk Factors." These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this information statement and Rubicon assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

Part I

Item 1.  Description of Business

         General

Rubicon Medical Corporation, a Delaware corporation ("Rubicon" or the "Registrant"), is an early-stage developer and manufacturer of interventional vascular medical devices and products. Rubicon's initial embolic protection products have been designed to be inserted in human blood vessels and guided to problem areas where they are inflated or deployed to prevent plaque and other embolic material dislodged from the arterial walls during less invasive surgical procedures from flowing to the heart or brain and causing a heart attack or stroke. Rubicon believes these products will assist physicians in providing effective alternatives to traditional surgical techniques by reducing risk, trauma, cost, procedure duration, and the level of care required following the procedure. Rubicon currently has two products in its development pipeline: the Guardian Balloon System, a balloon-based embolic protection device, and the Rubicon Filter, an innovative filter-based embolic protection device. Rubicon received $4,300,000 from Abbott Laboratories, Inc. pursuant to the terms of a license agreement for the Guardian System entered into in 2000 and amended in 2002, and is currently seeking to license the rights to the Guardian System to one or more parties for completion of regulatory approvals and world-wide marketing in licensed territories. The Rubicon Filter is in the final stages of the design phase and Rubicon plans to commence clinical trials of the Rubicon Filter in Europe in the near future with regulatory approval expected near the end of 2003. Rubicon's operations are conducted through its wholly owned subsidiary, Rubicon Medical, Inc., a Utah corporation. Unless otherwise indicated, Rubicon Medical Corporation and Rubicon Medical, Inc. are referred to collectively in this report as "Rubicon" or the "Registrant."

         History

The Registrant was incorporated in Delaware in June 1989 under the name "Hi-Tech Ventures, Inc." ("Hi-Tech"). In October 2000, Hi-Tech completed a corporate reorganization with Rubicon Medical, Inc., a Utah corporation, in which Hi-Tech acquired all issued and outstanding shares of Rubicon capital stock in exchange for 36,000,000 shares of Hi-Tech common stock and 163,400 shares of Hi-Tech series A preferred stock. Following completion of the transaction, the former Rubicon shareholders held approximately 75% of the outstanding shares of Hi-Tech common stock and 100% of the outstanding shares of Hi-Tech preferred stock. In connection with the reorganization, Rubicon became a wholly-owned subsidiary of Hi-Tech, the directors and officers of Rubicon were elected as the directors and officers of Hi-Tech, and the name of Hi-Tech was changed to "Rubicon Medical Corporation." Because the shares issued to the Rubicon shareholders in the reorganization constituted a controlling interest immediately following the reorganization, Rubicon is deemed for financial reporting purposes to have been acquired by Hi-Tech in a recapitalization of Rubicon. Accordingly, the financial statements of the surviving entity reflect the assets and liabilities of Rubicon and Hi-Tech, the issued stock is that of Hi-Tech, and the historical operations are those of Rubicon and Hi-Tech after October 11, 2000.

Rubicon Medical, Inc. was organized as a Utah limited liability company in 1996 and was converted to a Utah corporation in March 2000. Rubicon was originally formed as an original equipment manufacturer of medical tubing. As part of its expansion into the catheter market, Rubicon acquired the assets of Accurate Designs, Inc. in April 2000, however the transaction was partially terminated in January 2002 by mutual agreement as a result of alleged misrepresentations by Accurate Designs.

Hi-Tech had not been engaged in active business operations for almost ten years prior to the Rubicon transaction. At the time of the Rubicon transaction, Hi-Tech was inactive and had only nominal assets.

         Business Strategy

Rubicon's business strategy is to identify and develop new "less-invasive" medical technologies that it believes have future market potential. Rubicon plans to invent such technologies based on its industry experience and the advice of its Medical Advisory Board and also to acquire or license such technologies from other companies and educational institutions. Rubicon generally plans to develop such technologies through the early stages and then license them to larger medical device companies who will handle the more capital intensive processes of final regulatory approvals and world-wide marketing. Rubicon believes this approach will allow it to use significantly smaller capital investments to participate in large capital markets and generate long-term earnings through the retention of royalties and licenses for the technologies it develops. Notwithstanding its stated strategy, however, Rubicon preliminarily believes that, subject to the availablility of adequate capital, it will pursue regulatory approval of the Rubicon filter in-house and will also directly manufacture and market the Rubicon Filter.

Rubicon has focused its initial development efforts on the embolic protection market. Embolic protection devices are deployed in human blood vessels to permit the capture of plaque and other embolic material that is dislodged from the arterial walls during less-invasive surgical procedures and prevent such materials from flowing to the heart, brain, or other vital organs, which could lead to stroke, heart attack, kidney failure or death. The embolic protection devices on the market, or in clinical development, are generally divided into two general categories: balloon occlusive systems, similar to the Guardian System, and filter systems that allow continuous blood flow during a procedure, similar to the Rubicon Filter.

         The Guardian System

Rubicon's first major project in the medical device field was the Guardian embolization protection system ("Guardian System"), which was based on technology licensed from the University of Southern California ("USC") in 1998. The Guardian System is a patented technology for primary use in the neuro-interventional and cardiology markets, which focus on the arteries leading to the heart and brain and the treatment of blockages in these arteries through less invasive surgical procedures, such as stenting. Corornary and peripheral stents are tiny, metal devices used in the treatment of coronary artery disease or periperal arterial disease that are implanted in patients and used to prop open arteries and facilitate blood flow to the heart. Stenting is an alternative to carotid endarterectomy and coronary artery bypass surgery, traumatic surgical procedures used to treat carotid and coronary artery disease. The Guardian System is an occlusion balloon exchange guide wire designed to enable angioplasty and stenting to be performed in the carotid and coronary arteries without major embolic complications. The Guardian System uses a balloon that is inflated during a stenting procedure downstream from the target lesion in a blood vessel to stop blood flow within that vessel. The small pieces of plaque and other embolic material dislodged during the procedure are then removed using an aspiration catheter, after which the balloon is deflated, restoring blood flow, and the procedure is completed. In addition to the carotid market, Rubicon believes the Guardian System may enable heart bypass grafts, called saphenous vein grafts, to be treated with fewer major adverse cardiac events. Rubicon believes embolic protection could improve clinical outcomes, reduce the incidence of major and minor stroke associated with carotid artery stenting, and decrease major adverse cardiac events in the treatment of saphenous vein grafts. Rubicon is presently aware of only two competitors that manufacture distal embolic protection balloons. Medtronic PercuSurge is the only approved balloon device in the United States, and the Kensey-Nash Tri-Active balloon device is presently under clinical study.

Rubicon's license agreement with USC grants it the exclusive worldwide right to the licensed patents and products derived under such patents for use in diagnostic and therapeutic procedures related to the carotid artery or other arteries and veins in the body. This license generally permits Rubicon to take the initial designs developed by USC, make improvements to them, and then manufacture and sell the products anywhere in the world. Under the terms of the licensing agreement, Rubicon is required to pay USC royalties of 3% of the net sales price it receives from products developed from the licensed technology and 15% of all revenues it receives from the sublicense of any product, with a minimum royalty of $5,000 per year. Additionally, Rubicon is required to maintain certain levels of insurance and indemnify USC from potential liability related to the products. Rubicon's agreement with USC is for a period that expires on the earlier of the expiration of the USC patents or fifteen years from the date of the agreement. The agreement may be terminated by USC on 45 days' notice if Rubicon breaches material terms of the agreement such as not maintaining the required insurance coverage or sublicensing the agreement to third parties without following the proper procedures outlined in the agreement. Rubicon and USC had agreed to modify the license agreement with respect to royalties resulting from the Abbott Laboratories license agreement discussed below, however, that arrangement was effectively terminated when the Abbott license agreement was amended in 2002.

After completing the design work and development of the Guardian System, Rubicon licensed the Guardian System to Abbott Laboratories in June, 2000. Rubicon determined to license the Guardian to a third party rather than incur the expenses necessary to complete product development through the animal testing, regulatory approval and marketing phases. The license agreement called for three milestone payments: an initial payment of $2,000,000, which was received in June 2000; a payment of $4,000,000 which was to be received upon commercial shipment of product within the European Union following CE Mark approval; and a payment of $8,000,000 which was to be received upon FDA approval of products for either saphenous vein graft or carotid applications. In October 2002, Rubicon and Abbott Laboratories entered into an amendment of the license agreement pursuant to which: Abbott agreed to pay Rubicon a one-time lump sum payment of $2,300,000; the license and sublicense rights that Rubicon had granted to Abbott under the exclusive license agreement were terminated and returned to Rubicon; Abbott granted Rubicon a worldwide, royalty-free, exclusive license to Abbott's improvements, with rights to sublicense, to make, use and sell products in the field of distal balloon occlusion devices for embolic protection and assigned to Rubicon all technology and documents relating to the Guardian System, including those developed by Abbott; Abbott was released from its obligations to pay any futher royalty, development or milestone payments under the License Agreement over and above the $4,300,000 it paid Rubicon; and Rubicon agreed to undertake all clinical and development activities with respect to the Guardian system at its sole cost and discretion. Rubicon also agreed to grant to Abbott a right of first negotiation to obtain the exclusive right to manufacture and market the balloon embolic protection system, which right is effective for a period of 30 days from European Union or U. S. Food and Drug Administration approval of the products for either saphenous vein graft or carotid embolic protection applications. USC consented to the amendment of the license agreement and agreed that upon payment of $172,500 out of the above-referenced $2,300,000 payment from Abbott, Rubicon would be deemed to be current in the payment of all royalty and license obligations that it owed to USC.

The transfer of all Guardian assets from Abbott to Rubicon was completed during the fourth quarter of 2002, giving Rubicon complete control of the Guardian System. Abbott Laboratories had made improvements to the Guardian System in the areas of system inflation and deflation, ease of use, and balloon engineering. Rubicon believes these changes and future improvements planned by Rubicon will result in a device that is competitive and ready for additional human clinical studies. Prior to the Amendment, Abbott had used the Guardian System in human studies in Europe. These studies resulted in no clinical adverse events related to the Guardian System, and only minor device related events. The improvements Rubicon has planned will target changes that Rubicon believes will allow it or a new licensee to recommence clinical studies in Europe.

After an in-depth review of the distal balloon embolic protection marketplace, the Guardian System and its underlying technologies, and current conditions (both inside Rubicon and within the industry), Rubicon decided to attempt to license or sell the Guardian System and its related assets to a third party rather than complete final development and the regulatory approval process of the product in-house. This decision was based in part on Rubicon's determination that it does not currently have the financial capability and personnel to fund the clinical trials of two devices simultaneously, and it prefers to focus its primary efforts on the Rubicon Embolic Protection Filter, as discussed below. As a result, Rubicon has contacted potential partners/purchasers, and is hopeful that it will be successful in selling or licensing all or portions of the manufacturing and marketing rights to the Guardian System during 2003. Any such assignment is subject to the consent of USC, which cannot be unreasonably withheld. No assurances can be given that Rubicon will be successful in such endeavors.

         The Rubicon Embolic Protection Filter

The Rubicon filter embolic protection device ("Rubicon Filter") was invented by Richard J. Linder, Rubicon's President and Chief Executive Officer, and has been engineered by Rubicon's internal research and development personnel. The Rubicon Filter has been designed to capture material dislodged in the bloodstream during cardiovascular interventions, potentially preventing a heart attack or stroke, while permitting the continuous flow of blood through the affected vessel or artery. The Rubicon Filter operates with an extremely small guidewire, only 0.14 inches thick, that deploys a miniature filter that looks like a windsock. The filter material is very thin and it has holes cut into it with a laser so that blood continues to flow following its deployment, while trapping the bits of plaque and other embolic material dislodged during stenting. When the surgery has been completed, the filter is closed and removed with the aid of another catheter. Rubicon believes the Rubicon Filter is superior to competing products because it has an extremely low crossing profile for steering through blockages in an artery, it requires no bench preparation prior to using it in a procedure, it deploys from outside the body in less than one second, and it does not require the use of a catheter to unsheathe the filter, which is important because it enables the physician to steer and manipulate the device inside an artery with greater ease and accuracy.

Rubicon anticipates that the Rubicon Filter will have application in connection with the treatment of diseased saphenous vein grafts, carotid arteries, native coronary vessels, renal arteries, and may also be used in the treatment of acute myocardial infarction. The Rubicon Filter will compete with various filters under development by Medtronic, Johnson & Johnson, Boston Scientific, Guidant, and others, and to the best of Rubicon's knowledge, none of such products has been approved for sale in the United States.

Rubicon plans to finalize design specifications for the Rubicon Filter in the first half of 2003, with clinical trials beginning in Germany shortly thereafter and expected to last approximately six months. Rubicon has retained Eberhard Grube, M.D., of Siegburg, Germany, an internationally recognized interventional cardiologist, as the Principal Investigator for the clinical study in Europe. Once trial data has been submitted for CE Mark clearance, a response is generally given in approximately 90 days. However, no assurances can be given that the clinical trials will be completed in accordance with Rubicon's projections or that CE Mark clearance will be obtained.

When and if the Rubicon Filter receives CE Mark clearance, Rubicon plans to begin marketing the device throughout Europe. It also believes that it may be able to utilize the data gathered during the European clinical trial in building the patient population data needed for clearance from the U.S. Food & Drug Administration. Rubicon is hopeful that U.S. clinical trials of the Rubicon Filter could commence as early as the second half of 2003 at several dozen hospitals throughout the country. The regulatory approval process takes substantially longer in the U.S. than it does in Europe and Rubicon believes the process could take 18-24 months, assuming everything proceeds as planned and no unforseen difficulties arise during testing. No assurances can be given that the U.S. clinical trials will be completed in accordance with Rubicon's projections or that FDA approval will be obtained.

         Manufacturing

Rubicon was originally formed as an original equipment manufacturer of medical tubing. In connection with the conduct of such manufacturing operations, Rubicon built an engineering and manufacturing infrastructure that has played a critical role in allowing it to invent, design and manufacture its proprietary technologies. Rubicon devoted significant resources to the development of internal manufacturing and quality systems that would comply with ISO9002, which was received on April 10, 2000. ISO9002 is an industry standard for assuring that quality assurance systems are in place. Gaining ISO9002 certification provided Rubicon with the necessary quality certification to assure companies purchasing its OEM products that it had met certain quality standards in its contract manufacturing processes.

In January 2002, Rubicon decided to focus on developing, manufacturing and marketing its own proprietary technologies and devices in the field of interventional vascular medicine and to discontinue both its contract and equipment manufacturing units. These discontinued operations had accounted for losses of $317,000 for fiscal 2001 and $217,000 for fiscal 2000. Lower than expected revenues, and the continued losses in these business units, contributed to Rubicon's decision to eliminate them. During 2002, Rubicon sold some of the equipment used in such units and converted the remainder of the existing equipment, assets, and personnel of its contract manufacturing unit to the manufacture its proprietary technologies.

Rubicon intends to manufacture the Rubicon Filter following receipt of the regulatory approvals that must be obtained before manufacturing and marketing can commence. Rubicon believes that most components used in the manufacture of its products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple sources of supply. The fabricated items are custom made to Rubicon's specifications and then assembled at Rubicon's facilities. Rubicon believes that redundant capacity exists at the suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. The reduction or interruption in supply, an inability to develop alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect Rubicon's operations and financial condition.

In connection with the expansion of its manufacturing operations into catheter tipping, in April 2000 Rubicon entered into an Asset Purchase Agreement with Accurate Designs, Inc. ("ADI") and its principal shareholder. The agreement provided that Rubicon would pay the shareholder $1,000,000 in cash and issue common stock valued at $1,000,000 to the shareholder. Certain disputes arose between the parties concerning their respective rights and obligations under the Asset Purchase Agreement. As a result, on or about January 25, 2002, Rubicon filed with the American Arbitration Association an Arbitration Demand seeking the rescission of the ADI acquisition. Effective February 1, 2002, the parties entered into a settlement agreement generally providing as follows: (i) Rubicon agreed to withdraw the Arbitration Demand; (ii) the shareholder agreed to sell Rubicon all 50,000 shares of Rubicon common stock owned by him; (iii)
Rubicon agreed to return all ADI assets in its possession to ADI and assigned to the shareholder all of Rubicon's right, title and interest in the ADI assets;
(iv) Rubicon agreed to pay the shareholder's medical insurance Cobra premium for up to eighteen months; (v) Rubicon agreed not to compete with ADI or the shareholder in the business of catheter tipping equipment for two years from the date of the Settlement Agreement and to forward to the shareholder all inquiries regarding the catheter tipping business; (vi) Rubicon waived any claim to the $750,000 in installment payments already made to the shareholder under the Asset Purchase Agreement and ADI and the shareholder waived any right to further payments of cash or stock under the Asset Purchase Agreement; and (vii) the shareholder agreed to pay to Rubicon $15,000 per machine for each of the four catheter tipping machines in inventory as full reimbursement of costs associated with the machines.

         Medical Advisory Board

Rubicon established a Medical Advisory Board to assist it in evaluating existing products, analyzing potential new products, and keeping Rubicon abreast of developments in the rapidly changing medical industry. The Medical Advisory Board consists of doctors in fields of expertise directly related to Rubicon's products, markets, and research. Rubicon believes its relationships with the members of its Medical Advisory Board and other physicians enable it to gain a detailed understanding of new therapeutic and diagnostic alternatives. Rubicon also believes that its active participation in the medical community contributes to physician understanding and adoption of less-invasive techniques and the expansion of these techniques into new therapeutic and diagnostic areas.

Rubicon's Medical Advisory Board currently consists of eight physicians. Each member of the Medical Advisory Board has entered into consulting contracts with Rubicon pursuant to which he was granted awards of restricted stock and stock options. The current members of Rubicon's Medical Advisory Board are:

         Donald Baim, MD, Professor of Medicine, Brigham & Women's Hospital, Harvard Medical School; Director, Center for Integration of Medicine and Innovative Technology (CIMIT), Boston, Massachussetts.

         William A. Gray, MD, Interventional Cardiologist and Director of Endovascular Care, Swedish Heart Institute, Seattle, Washington.

         Randall Higashida, MD, Clinical Professor of Radiology and Neurosurgery, Chief, Division of Interventional Neurovascular Radiology, University of California at San Francisco, San Francisco, California.

         John Jacobs, MD, Neuro-interventional Radiology and Neurosurgery, IHC Hospital Systems, LDS Hospital, Cottonwood Hospital, University of Utah, Salt Lake City, Utah.

         Barry Katzen, MD, Medical Director, Miami Cardiac & Vascular Institute, Baptist Hospital, Miami, Florida.

         Donald Larsen, MD, Associate Professor of Neurological Surgery, Neuro-interventional Section, USC University Hospital, Los Angeles, California.

         Craig Morrison, MD, General Surgeon, Brigham Young University Health Sciences Center, Provo, Utah.

         Ajay Wakhloo, MD, Ph.D, Professor of Radiology and Neurological Surgery, Chief, Section of Interventional Neuroradiology, University of Miami School of Medicine, Jackson Memorial Hospital, Miami, Florida.

         Research and Development

The Rubicon Filter was invented and developed internally and the Guardian System was developed internally based on licensed technology. Rubicon's strategy is to identify and develop new "less-invasive" medical technologies that it believes have future market potential. Rubicon plans to invent such technologies based on its industry experience and the advice of its Medical Advisory Board and also to acquire or license such technologies from other companies and educational institutions. Rubicon generally plans to develop such technologies through the early stages and then license them to larger medical device companies who will handle the more capital intensive processes of final regulatory approvals and world-wide marketing. Notwithstanding its stated strategy, however, Rubicon preliminarily believes that, subject to the availablility of adequate capital, it will pursue regulatory approval of the Rubicon filter in-house and will also directly manufacture and market the Rubicon Filter.

Rubicon devotes a significant portion of its limited resources to research and development activities related to the Rubicon Filter and other early stage product innovations. At this time, however, the vast majority of research and development time and energies are being devoted to the Rubicon Filter.

         Patents

The Guardian System as developed by USC, Dr. Teitelbaum, its inventor, and Rubicon has received patent protection in Japan, the United States, Canada and Australia. A patent application on the Guardian System has also been filed in Europe but not yet approved. In addition, several additional patents have been filed or are in the process of being filed that are owned or licensed by Rubicon, which it believes will provide freedom to operate the Guardian System and prevent competition from infringing devices. These applications are in the early stages and no assurances can be given that any patents will issue. These additional patents follow upon, but are dissimilar in their function to, the patents received by USC and Dr. Teitelbaum on the Guardian System.

Rubicon has also filed for patent protection on the Rubicon Filter and in the areas of stent delivery systems and combination devices of stent delivery systems with embolic protection. These applications are in the early stages and no assurances can be given that any patents will issue.

Rubicon relies on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect its intellectual property. Rubicon generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. In addition, Rubicon holds exclusive and non-exclusive licenses to third party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by Rubicon will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect Rubicon's technology or to provide Rubicon with a competitive advantage. Rubicon relies on non-disclosure and non-competition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that Rubicon will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to Rubicon's trade secrets and proprietary knowledge.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. There are risks that Rubicon's activities will require it to defend itself against claims and legal actions alleging infringement of the patent rights of others and adverse determinations in any patent litigation could subject Rubicon to significant liabilities to third parties, could require Rubicon to seek licenses from third parties, and could conceivably prevent Rubicon from marketing certain products. Additionally, Rubicon may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how, and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that Rubicon's litigation expenses will not be significant in the future or that the outcome of any litigation will be favorable to Rubicon.

As Rubicon's business continues to develop, it may be exposed to risks of litigation in connection with the testing, marketing and sale of products, specifically product liability claims. Rubicon intends to obtain product liability insurance prior to commencing manufacturing or marketing of any products. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available to Rubicon on commercially reasonable terms, if at all.

         Employees and Associated Persons

Rubicon has ten employees, including four engineers, four administrative persons, and two in production. Rubicon has entered into employment agreements with Richard J. Linder, its President and CEO, and most of its salaried personnel. Rubicon's employees are not represented by any collective bargaining organization and Rubicon believes its relationship with its employees to be satisfactory.

         Facilities

Rubicon's executive offices and manufacturing facilities are located at 2064 West Alexander Street, Salt Lake City, Utah in a leased building containing approximately 13,800 square feet space. Subsequent to year-end, the Company entered into a three-year lease for its facilities that expires on December 31, 2005. Monthly rent is approximately $4,583. The facility includes two clean rooms that meet "100,000-Class" specifications, one fixed 1200 square foot room and a smaller portable room. Rubicon believes these facilities are adequate to meet is current needs and does not anticipate any need to expand beyond such space during the next twelve months.

         Competition

Rubicon expects to encounter significant competition in its proposed product markets from various entities, almost all of which have greater financial and marketing resources than Rubicon. Rubicon's primary competitors include Boston Scientific, Cordis, Guidant, Johnson & Johnson, MedNova/Abbott Laboratories, Medtronic, and Microvena, as well as a wide range of companies that sell a single or limited number of competitive products. In addition, the worldwide medical device markets are dynamic and highly competitive, with significant market share volatility. Technology and competitive offerings, particularly the earlier introduction of drug-eluting stents, may negatively impact the demand for the Guardian System. Rubicon also faces competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states that are proposed to be treated using Rubicon's products. Rubicon believes that its products will compete primarily on the basis of their ability to safely and effectively perform therapeutic procedures in a less-invasive manner, ease of product use, product reliability and physician familiarity. Rubicon believes that its competitive success will depend upon its ability to create or acquire and develop new and effective technologies, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for its products, obtain required regulatory approvals, and manufacture and successfully market its products either directly or through third parties.

         Regulation

The medical devices proposed to be manufactured and marketed by Rubicon are subject to regulation by numerous regulatory bodies, including the U.S. Food and Drug Administration ("FDA") and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution. At the present time, Rubicon plans to transfer responsibility for marketing approval of the Guardian System to a marketing partner or licensee but plans to directly pursue regulatory approvals for the Rubicon Filter.

In the United States, permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (the "510(k) Submission") be made to the FDA to demonstrate that the device is substantially equivalent to a legally marketed device that is not subject to pre-market approval ("PMA"). Applicants must compare this device to one or more similar devices commercially available in the United States and make and support their substantial equivalency claims. Rubicon does not anticipate that the 510(k) Submission process will be available for either the Guardian System or the Rubicon Filter.

The second process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to certain Class III devices and it is anticipated that both the Guardian System and the Rubicon Filter would require PMA approval in the United States. In this case, two steps of FDA approval are generally required before marketing in the United States can begin. First, the applicant must comply with IDE regulations in connection with any human clinical investigation of the device in the United States. Second, the FDA must review the applicant's PMA application which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations.

International sales of medical devices manufactured in the United States that are not approved by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. The Export Reform Act of 1996 has simplified the process of exporting devices which have not been approved for sale in the United States. Exported devices are subject to the regulatory requirements of each country to which the device is exported. In many foreign countries, all regulated medical products are treated as drugs and Rubicon's proposed products are expected to be so regulated in these countries. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements. Rubicon anticipates that it will complete CE Mark registrations for its proposed products in accordance with the implementation of various medical device directives in the European Union.

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which Rubicon proposes to sell products and can delay the marketing and sale of new products. Countries around the world have recently adopted more stringent regulatory requirements which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting such releases. No assurance can be given that any of Rubicon's proposed medical devices will be approved on a timely basis, or at all.

In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. Rubicon cannot predict what impact, if any, such changes might have on its business. Failure to comply with regulatory requirements could have a material adverse effect on Rubicon's business, financial condition and results of operations.

Rubicon is also subject to environmental laws and regulations and Rubicon's operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. Rubicon believes that compliance with environmental laws will not have a material impact on its operations. However, given the scope and nature of these laws and the evolving nature of Rubicon's business operations, there can be no assurance that environmental laws will not have a material impact on Rubicon in the future.

                                  RISK FACTORS

The conduct and growth of Rubicon's business is subject to several significant risks, including those set forth below.

Rubicon has a limited operating history and it is difficult to evaluate its business. Rubicon was recently reorganized in October 2000 and does not have an established history of operations. Rubicon faces all the risks inherent in a new business and there can be no assurance it will be successful and/or profitable. Rubicon's entry into the volatile and highly competitive medical device industry and its lack of a significant operating history make it difficult to evaluate the risks and uncertainties it faces. Rubicon's failure to address these risks and uncertainties could cause its business results to suffer.

Rubicon's success depends on its ability to obtain the regulatory approvals required for product sales. Rubicon currently has two products in its development pipeline: the Guardian System and the Rubicon Filter. Neither of such products can be sold in any country until the necessary regulatory approvals have been obtained and Rubicon anticipates that it must complete successful clinical trials of the products as a prerequisite to obtaining the necessary approvals. No assurances can be given that Rubicon will be able to commence or complete the clinical trials of its products, that the clinical trials will be successful if conducted, or that regulatory approval of its products will be obtained. The failure to receive regulatory approvals would prevent Rubicon from generating product revenues and would have a disastrous effect on its financial condition.

Rubicon is substantially dependent on Richard J. Linder, its co-founder, President and CEO, and the loss of his services would have an adverse effect on its business. Rubicon is dependent on Richard J. Linder, the chief executive officer of Rubicon and the inventor of the Rubicon Filter, to operate the company and the loss of his services may be expected to have an adverse impact on its operations until such time as he could be replaced, if he could be replaced. Rubicon has entered into a five-year employment agreement with Mr. Linder and carries key man life insurance on the life of Mr. Linder, but no assurance can be given that the proceeds from such policy would be adequate to compensate Rubicon for the loss of Mr. Linder's services.

The limited operating history and limited resources of Rubicon put it at a significant competitive disadvantage in the medical device industry. Rubicon competes with many other businesses, almost all of which have substantially greater resources and longer track records than Rubicon. Rubicon's competitors include Boston Scientific, Cordis, Guidant, Johnson & Johnson, MedNova/Abbott Laboratories, and Microvena, as well as a wide range of companies that sell a single or limited number of competitive products. The intense competition among medical device manufacturers, and Rubicon's relative lack of resources may prevent it from successfully competing in the marketplace for medical devices and in obtaining new technologies for development.

The shares of common stock available for sale in the future could adversely affect the market price for Rubicon's common stock. Substantially all of the 52,773,334 issued and outstanding shares of Rubicon's common stock are freely tradable or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended. Sales of substantial amounts of this common stock in the public market could adversely affect the market price for Rubicon's common stock.

The price for Rubicon's stock could be volatile. Market prices for Rubicon's common stock are subject to significant fluctuation in response to many factors, including: the receipt or failure to receive regulatory approval for its products; the acquisition or disposition of technologies; variations in Rubicon's results of operations; investors' perception of Rubicon and its potential for success; developments with regard to Rubicon's activities, financial condition and management; investors' perceptions of the medical device industry in general; supply and demand; interest rates; and general economic conditions.

Control by Officers, Directors, and Principal Shareholders. The officers, directors and principal shareholders of Rubicon own approximately 59.2% of Rubicon's outstanding shares of common stock, not including stock options. As a result, these shareholders are effectively able to control the management and policies of Rubicon through their ability to determine the outcome of elections for Rubicon's board of directors and other matters requiring the vote or consent of shareholders.

Item 2.  Description of Property

Rubicon's executive offices and manufacturing facilities are located at 2064 West Alexander Street, Salt Lake City, Utah in a leased building containing approximately 13,800 square feet space. The building is leased from an unrelated third party under the terms of a three-year lease that expires on December 31, 2005. Monthly rent is approximately $4,583. The facility includes two clean rooms that meet "100,000-Class" specifications, one fixed 1200 square foot room and a smaller portable room. Rubicon believes these facilities are adequate to meet is current needs and does not anticipate any need to expand beyond such space during the next twelve months.

Item 3.  Legal Proceedings

Rubicon is not a party to any pending legal proceedings and, to the best of its knowledge, no litigation against Rubicon has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to Rubicon's security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Rubicon's common stock is quoted on the OTC Bulletin Board under the symbol "RMDC." On March 24, 2003, the high bid and low asked prices for Rubicon's common stock on the OTC Bulletin Board were $0.08 and $0.09, respectively.

The following table sets forth the high and low bid quotations for Rubicon's common stock on the OTC Bulletin Board for the fiscal year ended December 31, 2002 and the period from November 8, 2001 (the date Rubicon's common stock was first quoted on the OTC Bulletin Board) through December 31, 2001.

                                             High Bid         Low Bid
         2002                                --------         -------
         ----
         First Quarter                       $ 1.45            $ 0.90
         Second Quarter                        1.01              0.41
         Third Quarter                         0.49              0.15
         Fourth Quarter                        0.21              0.09

                                             High Bid         Low Bid
         2001                                --------         -------
         ----
         Fourth Quarter*                       1.40              1.00

*Rubicon's common stock was first quoted on the OTC Bulletin Board in November 2001.

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Rubicon has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

At March 24, 2003, there were 262 holders of record of Rubicon's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by Rubicon's transfer agent.

Transfer Agent

Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for Rubicon's common stock.

Recent Sales of Unregistered Securities

During the preceding three years, the Registant has issued unregistered securities in the transactions described below. Unless otherwise indicated, no underwriter was involved in any of such transactions and the Registrant sold the shares directly to the investor. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Sections 4(2) and 4(6) of the Securities Act for transactions not involving any public offering.

During the second quarter of 2002, an accredited investor purchased a convertible note from the Company in a private transaction in the principal amount of $50,000, which was convertible into restricted shares of the Registrant's common stock at fifty percent of the bid price for the Registrant's common stock in the over-the-counter market on the day prior to conversion. On July 1, 2002, the accredited investor converted the note into 200,000 shares of the Registrant's restricted common stock at a price of $0.25 per share in accordance with its terms.

In January 2001, the Registrant issued 473,334 shares of its common stock to the members of its medical advisory board as part of their consulting compensation.

On March 20, 2001, the Registrant issued 200,000 shares of its common stock to the holder of a convertible debenture in the principal amount of $200,000 upon conversion of such debenture.

From October 2001 through April 2002, the Registrant sold 2,316,000 shares of its common stock for gross proceeds of approximately $996,000 in private transactions with a limited number of investors.

In December 2001, the Registrant issued 1,634,000 shares of its common stock to the holders of all 163,400 outstanding shares of the Registrant's series A preferred stock upon conversion of such preferred stock in accordance with its terms. The conversion ratio was $0.50 per share, or 50% of the market price of the Registrant's common stock at the time of conversion. The Registrant relied on Section 3(a)(9) of the Securities Act of 1933 for these transactions.

In October 2000, the Registrant issued 36,000,000 shares of its common stock and 163,400 shares of its series A preferred stock to the twenty-one shareholders of Rubicon Medical, Inc. in exchange for all outstanding shares of capital stock of Rubicon Medical, Inc.

In October 2000, immediately prior to the corporate reorganization with Rubicon, two of the Registrant's note holders converted their notes into 11,508,000 shares of the Registrant's common stock. Both note holders had extensive experience dealing with small companies like Hi-Tech and Rubicon and had access to information about Rubicon and Hi-Tech.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with Rubicon's audited financial statements, which are included elsewhere in this report. The following information contains forward-looking statements.

General

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

During the fourth quarter ending December 31, 2002, we amended the Exclusive License and Development Agreement (The Agreement) with Abbott Laboratories (Abbott) for the Guardian System balloon embolic protection system. Under the terms of the amendment, Abbott paid Rubicon a one-time payment of $2.3 million, and granted Rubicon a worldwide license to all patents that have been developed by Abbott relating to the Guardian System. In addition, Abbott transferred back to Rubicon all patent rights it received under the terms of the original Exclusive License and Development Agreement. Rubicon also granted Abbott a right of first negotiation for manufacturing and distribution rights if regulatory approval is obtained in Europe or the United States by Rubicon, for either carotid or saphenous vein graft indications.

We believe the amendment to the Agreement provides us with the opportunity to generate additional revenues from the Guardian System, either through licensing agreements, or by developing the technology in-house.

Abbott Laboratories had made improvements to the Guardian System in the areas of system inflation and deflation, ease of use, and balloon engineering. We believe that these changes, coupled with additional future improvements, will create a technology that is competitive and ready for additional human clinical studies. Prior to the Amendment, Abbott had used the Guardian System in human studies in Europe. These studies resulted in no clinical adverse events related to the Guardian System, and only minor device related events. The improvements we have planned will target changes that will allow us to re-enter clinical studies in Europe.

Results of Operations

Revenue and Profits:

Revenue increased to $2,498,000 in 2002, compared to $1,755,000 in 2001. As a result, we had net income of $359,000 in 2002, compared to a net loss of $1,433,000 in 2001. The revenue received of $2,300,000 pursuant to the Amendment to the Abbott License Agreement is the main factor in the substantial improvement to our revenue and the resulting net income.

Due to the nature of our current business strategies, and the fact that we are in the research and development stage of our operations, the timing of revenues generated through the Guardian System and the Rubicon filter is unpredictable and will be dependent on our ability to license, or manufacture and sell, products related to these technologies. Therefore, the increased revenue in 2002 is not indicative of any future revenues.

Rubicon's gross profit margin (GPM) for 2002 and 2001 continues to be excellent at 93%. Gross profits were $2,322,000 and $1,640,000 in 2002 and 2001, respectively. The nature of our business mandates that we generate large gross profit margins in order to support the considerable costs associated with maintaining and improving our technologies. Because the majority of our revenues have come from the licensing of our technologies, and not from the manufacturing and distribution of products, we have been able to achieve such margins. However, as we transition our operations from exclusively research and development to manufacturing our own products, we anticipate our GPM will decrease to a targeted margin of 65 to 75 percent.

In 2002, income from operations increased 115% to $407,000 compared to $189,000 in 2001. The improved operating profits can be attributed to an increase in revenue and the effective management of our operating expenses. Our operating margin increased to 16% in 2002, from 11% in 2001. While these are not the desired operating margins we are striving for, we are encouraged by the improvement that occurred in 2002. Rubicon's management believes that with a continued focus on growing our revenues and managing our operating expenses, our profit from operations will continue to increase.

Total Operating expenses, which includes depreciation and amortization expenses, general and administrative (G&A) expenses, and expenses for research and development, were $1,915,000 in 2002 and $1,451,000 in 2001. G&A expenses were $1,238,000 in 2002, compared to $725,000 in 2001. G&A expenses as a percentage of sales were 50% in 2002, and were 41% in 2001, indicating that G&A expenses increased at a slightly higher rate than revenue. The increase in G&A expenses was primarily due to the factors described below.

First, the expense for investor relations in 2002 was $264,000, compared to $75,000 in 2001. A non-cash expense of $174,000 led to the higher figure in 2002. During 2002, we entered into a six-month investor relations agreement with an investor relations firm pursuant to which we issued 400,000 restricted shares of our common stock as compensation for their services. We recorded a non-cash expense of $195,000 for the six-month agreement. In order to conserve cash and not dilute our shareholders' ownership, a principal shareholder contributed to Rubicon, for cancellation, 400,000 shares of Rubicon common stock to offset the 400,000 shares issued to the investor relations firm. In addition to the 400,000 shares of stock, we also issued warrants entitling the firm to purchase 300,000 shares of our common stock, over a two-year period, at the following prices:
100,000 shares at a price of $.26, 100,000 shares at a price of $.55, and 100,000 shares at a price of $1.00.

Second, salaries for officers and directors increased in 2002, to $212,000 compared to $111,000 in 2001. The primary reason for the increase was creation of a Chief Operating Officer (COO) position in November 2001 and the hiring of a person to fill that position. The COO served until the third quarter of 2002 when he resigned from full-time service for personal reasons. However, he will continue to serve as a member of our Board of Directors. The duties and responsibilities of the COO's position are primarily being performed by Rubicon's President/CEO and we do not anticipate replacing the COO. Therefore, we expect salaries for officers and directors to decrease in 2003.

Third, our general legal expenses increased to $76,000 in 2002, compared to $38,000 in 2001, due to increased legal services relating to our status as a publicly held company and the amendment to the Exclusive License and Development Agreement between Rubicon and Abbott Laboratories pertaining to the Guardian System.

Finally, operating expenses also increased because we were unable to allocate certain operating expenses to cost of goods sold (COGS). During 2001 we allocated $95,000 of operating expenses to COGS, compared to $0 in 2002. Because we discontinued certain operations in 2001, and concentrated our efforts on the research and development of our own technologies, we were no longer able to allocate some of our operating expenses to COGS in 2002.

Other General and Administrative expenses (G&A), such as salaries for office and operations, health insurance and costs associated with our 401(k) retirement plan, also increased in 2002. However, these increases were offset by eliminating some of the salary expense for marketing, eliminating general consulting expenses and by reducing our accounting related expenses.

Research and development costs for 2002 were $519,000, compared to $548,000 in 2001. Because of our limited cash resources during the first three quarters in 2002, we were forced to decrease our spending on research and development. However, as a result of the cash received from the amendment to the License Agreement with Abbott Laboratories, we expect spending on research and development to increase in 2003, when we move into the clinical testing phase of the Rubicon filter.

Net non-operating expenses for 2002 were $55,000, compared to $7,000 in 2001. Once again, due to our limited cash position in 2002, interest income decreased from $42,000 in 2001 to $12,000 in 2002, and interest expense increased to $70,000 in 2002, compared to $41,000 in 2001. The increase in interest expense was attributable to a $50,000 non-cash interest charge related to the conversion of a $50,000 convertible promissory note, issued during the second quarter 2002, into 200,000 shares of our restricted common stock during the third quarter 2002.

Income generated pursuant to the Amendment to the Abbott License Agreement helped Rubicon to improve net income, earnings per share (EPS) and return on equity (ROE) in 2002. Net income from continuing operations increased to $352,000 in 2002, compared to a net loss of $125,000 in 2001. Discontinued operations had net income of $7,000 in 2002, compared to a loss of $317,000 in 2001. Net income from continuing operations expressed as a percentage of sales improved to a 14% in 2002, compared to a net loss as a percentage of sales of 7% in 2001, which resulted in a net income applicable to common shareholders of $359,000 in 2002, compared to a loss of $1,433,000 in 2001.

Earnings per share increased to a $.01 in 2002, compared to a loss of $.03 in 2001. Actual outstanding common shares as of December 31, 2002 were 52,773,334, compared to 51,687,334 at December 31, 2001.

Liquidity and Capital Resources

The Amendment to the Abbott License Agreement, during the fourth quarter 2002, substantially improved Rubicon's cash position. Rubicon's cash and cash equivalents improved to $1,816,000 at December 31, 2002, compared to $366,000 at December 31, 2001. Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, totaled $1,246,000 in 2002, compared to $1,015,000 net cash used in 2001. The $2,261,000 improvement in 2002 was primarily the result of the payment from Abbott Laboratories. Net income in 2002, was $359,000 compared to a loss of $1,024,000 in 2001. We believe our current cash position can support our current level of operations through 2003, however, additional capital will be required if we elect to enter into clinical trials for either the Rubicon Filter or the Guardian System. We do not currently have any licensing agreements in place that will generate revenue in 2003. Therefore, if we are unable to enter into new licensing agreements for the Guardian System, we will need to obtain additional debt or equity capital to cover the costs of such clinical studies and related product development activities. We have not entered into any agreement or arrangement for the provision of such additional debt or equity funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.

Other non-cash expenses also impacted the net cash provided by operations. First, deferred revenue accounted for $1,333,000 of the revenue in 2001, compared to $0 deferred revenue in 2002. Therefore, 100% of the revenue earned in 2002 impacted net cash provided by operations. Second, in 2001, we discontinued certain operations and recognized an impairment loss of $549,000, compared to $0 in 2002. Third, we increased net cash provided by operating activities in 2002 by reducing accounts receivable to $56,000, compared to $176,000 in 2001, and by receiving an income tax refund in the amount of $163,000. Accounts receivable decreased primarily because we discontinued certain operations in 2001 and collected the receivables that were associated with those customers. Finally, we expensed $153,000 for common stock that was issued for services in 2002, compared to $474,000 in 2001. Currently, we do not have any plans to issue additional stock for services in 2003.

Net cash provided by investing activities was $21,000 in 2002, compared to $69,000 net cash used in 2001. Rubicon's 2002 investing activities consisted of investing $136,000 in intangible assets and $13,000 in property and equipment. This compares to $0 investment in intangible assets and $72,000 in property and equipment in 2001. In an effort to maximize our investment in the Rubicon Filter, we increased our investment in property and equipment by $72,000 in 2001 and $13,000 in 2002. We increased our investment in the Rubicon Filter by applying for a number of patents related to this technology; as a result, we capitalized $136,000 in patent related expenses in 2002. The majority of the Rubicon Filter patent costs occurred in 2002, however, we anticipate there will be additional patent costs capitalized in 2003.

In addition, in 2002, we received $170,000 from the sale of extrusion equipment associated with both discontinued and continuing operations, compared to $3,000 in equipment sales in 2001. The equipment is specialized and is primarily used in the extrusion of plastic resins, making the market for this type of equipment very limited. To improve our cash position, and to avoid additional financing costs associated with the equipment, we sold the equipment for an amount below book value and recorded a $16,000 loss in 2002. All of our remaining assets are currently being used to support current operations and we are not planning to dispose of any equipment in 2003.

Net cash provided by financing activities increased to $183,000 in 2002, compared to $29,000 in 2001. We raised a total of $536,000 through both debt and equity financing in 2002, compared to $840,000 in 2001. During the year we received $306,000 from the sale of 936,000 shares of our common stock and we increased our debt obligation by $230,000 by entering into two long-term debt agreements.

In 2002, the Amendment to the Abbott License Agreement significantly improved our liquidity. Total assets increased from $1,043,000 December 31, 2001, to $2,143,000 December 31, 2002, while total liabilities increased from $256,000 to $383,000, improving our debt-to-equity ratio from 33% December 31, 2001 to 22% for December 31, 2002. Year-ending 2002 current assets and current liabilities both increased to $1,882,000 and $383,000, respectively, compared to $726,000 and $200,00 in 2001. Therefore, our year-ending 2002, current ratio improved to
5.6 compared to 3.6 at the end of 2001. Long-term debt decreased to $49,000 on December 31, 2002, from $56,000 on December 31, 2001. During 2002, we paid $288,000 in long-term principal payments, compared to $811,000 in 2001. Finally, in 2002 we paid-off two of our four long-term lease obligations and will pay-off a third lease obligation, related to our discontinued operations, during the first quarter 2003.

Item 7.  Financial Statements

The following financial statements are being filed with this report and are located following the signature page and officer certifications.

Consolidated Financial Statements of Rubicon Medical Corporation and Subsidiary, December 31, 2002

         Report of Tanner + Co., Certified Public Accountants
         Balance Sheet, December 31, 2002
         Consolidated Statement of Operations for the years ended December 31, 2002 and 2001 Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002 and 2001 Consolidated Statement of Cash Flows for the years ended December 31, 2002 and 2001 Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Rubicon has had no disagreements with its principal independent accountant with respect to accounting practices or procedures or financial disclosure.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names, ages, and titles of the directors and executive officers of Rubicon.

                                                                                       Held
Name                                Age             Title*                         Position Since
----                                ---             --------                       ---------------
David B. Berger                     48      Chairman of the Board and Director          2000

Richard J. Linder                   33      President, Chief Executive                  2000
                                            Officer, and Director
Dennis M. Nasella                   50      Chief Financial Officer,                    2000
                                            Secretary, and Director
Randall Higashida                   47      Director                                    2001

Harold R. "Butch" Wolcott           56      Director                                    2001


        ------------------------------------------------------------------------
                  *The term of office of each director is one year and until his or her successor is elected at Rubicon's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Certain biographical information with respect to Rubicon's directors and executive officers is set forth below.

David B. Berger. Mr. Berger has been employed by E.B. Berger, Inc., a Utah based specialty subcontractor construction company since 1976. Mr. Berger co-founded Rubicon Medical in 1996. Mr. Berger received his B.S. in Business Administration from Weber State University and joined E.B. Berger, Inc. as a Project Manager after graduation. He was promoted to Department Director, Chief Financial Officer, and finally President and Chief Executive Officer of E.B. Berger, Inc. in 1983. Mr. Berger has over 25 years management experience in various aspects of construction management. He has additional experience in real estate development, industrial manufacturing, parts and components distribution, and medical device manufacturing. Mr. Berger has been instrumental in building E.B. Berger, Inc. to it's current level of over 125 employees and has increased shareholder value considerably during his tenure. Mr. Berger has participated as a member of the board of directors of several companies and trade associations. He was responsible for the development of Quest Plan 2000, a management and corporate development initiative that streamlined operations and improved worker efficiency.

Richard J. Linder. Mr. Linder is the President and Chief Executive Officer of Rubicon Medical Corporation. Mr. Linder was the co-founder of Rubicon Medical Corporation along with David B. Berger in 1996. Mr. Linder has extensive experience in the medical products industry. He has additional experience in the industrial and automotive manufacturing industry, consulting, human resource management and organization development. Mr. Linder worked for E.B. Berger, Inc. from 1995 to 1996 as Vice president of Human Resources and Organization Development prior to co-founding Rubicon. From 1992 to 1995, Mr. Linder was employed by Merit Medical Systems as its assistant director of organizational development. Mr. Linder attended the University of Utah and Brigham Young University majoring in behavioral science and business administration.

Dennis M. Nasella, CPA. Mr. Nasella is a certified public accountant and has been employed by E.B. Berger, Inc. since 1993 as its chief financial officer. Mr. Nasella received his B.S. in Business Administration and Finance from California Western University and has been in public and private accounting. He has over 25 years experience in finance, accounting and financial audit work, most as a senior manager.

Randall T. Higashida, MD. Dr. Higashida received his MD degree from the Tulane University School of Medicine in 1980. Since 1994, he has been a Clinical Professor of Radiology and Neurological Surgery in the Division of Interventional Neurovascular Radiology at the University of California, San Francisco. He has been Director and Chief of the Division since 1996.

Harold R. "Butch" Wolcott. Mr. Wolcott has 34 years' experience in newly-formed venture capital financed corporations, as well as multi-million dollar medical device businesses with international operations. From 1992 to 1999, he was Executive Vice President and General Manager of Ballard Medical Products of Draper, Utah, where he was involved with all aspects of the corporation's day-to-day management. He was a key participant in the sale of Ballard Medical to Kimberly-Clark in 1999. From 1999 to his appointment to Rubicon's Board of Directors, Mr. Wolcott was on the boards of directors of several other companies.

         Board of Directors Meetings and Committees

The Board of Directors held two meetings during the fiscal year ended December 31, 2002. The directors also discussed the business and affairs of Rubicon informally on several occasions throughout the year and took several actions through unanimous written consents in lieu of meetings.

There are no committees of the Board of Directors at this time. The Board of Directors intends to appoint an Audit Committee in the near future.

         Section 16(a) Beneficial Ownership Reporting Compliance

Rubicon is not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, and its directors and officers are not required to file Section 16(a) reports.

Item 10.  Executive Compensation

         Summary Compensation

The following table sets forth, for Rubicon's last three fiscal years, the annual and long-term compensation earned by, awarded to, or paid to the person who served as Chief Executive Officer of Rubicon (the "Named Executive Officer"). No other officers of Rubicon or its subsidiaries received annual compensation in excess of $100,000 during the last three fiscal years.


                                                                                 ---------------------------------------------
                                                                                            Long Term Compensation
                                         --------------------------------------- ------------------------ --------------------
                                                  Annual Compensation                    Awards                 Payouts
------------------------- -------------- --------------------------------------- ------------------------ --------------------
             (a)                 (b)         (c)          (d)         (e)           (f)           (g)         (h)        (i)
                                                                     Other                     Securities                All
                                                                     Annual       Restricted    Underlying              Other
                               Year                                  Compen-         Stock      Options/     LTIP      Compen-
 Name and Principal Position   Ended        Salary       Bonus       sation        Award(s)       SARs      Payouts     sation
                               Dec. 31       ($)          ($)        ($)(1)          ($)         (no.)       ($)         ($)
 ------------------------------ --------- ------------- ---------- -------------- ------------ ----------- ---------- ---------

Richard J. Linder (CEO)(1)       2002      $112,000           --     $14,194          --           --         --         --
                                 2001      $100,000      $20,000     $ 5,289          --           --         --         --
                                 2000        90,000      $20,000     $15,279          --           --         --         --

--------------------

(1) Other compensation consisted of: (i) $3,615 in 401(k) contributions and $10,579 for personal use of a company car 2002; $5,289 for use of a company car in 2001; and $14,895 in car allowance and $384 in 401(k) contributions in 2000.

         Option/SAR Grants in Last Fiscal Year

The following table sets forth information with respect to all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the Named Executive Officers of Rubicon.

------------------------ --------------- --------------- --------------- -------------- -------------------------------
          (a)                 (b)             (c)             (d)             (e)
                                           % of Total
                           Number of      Options/SARs
                           Securities      Granted to                                   Potential Realizable Value at
                           Underlying      Employees      Exercise or                    Assumed Rates of Share Price
                          Options/SARs   During Fiscal     Base Price     Expiration    Appreciation for Option Term (4)
         Name            Granted (no.)        Year         ($/share)         Date             5%             10%

Richard J. Linder(1)        200,000            19.4%          $0.34        5-6-2012           --             --

-----------------

(1) One-fifth of these options vests every May 6, beginning on May 6, 2003, with the last tranche vesting on May 6, 2007. In August 2002, all outstanding employee stock options, including Mr. Linder's options, were re-priced to an exercise price of $0.34 per share, the market price for Rubicon's common stock on the date of the re-pricing.


               Aggregate Option/SAR Exercises in Last Fiscal Year
                         and Year End Option/SAR Values

The following table sets forth information with respect to the exercise of options and SARs during the last completed fiscal year by the Named Executive Officers and the fiscal year end values of unexercised options and SARs.

------------------------ ------------------ --------------- -------------------------- ---------------------------
          (a)                   (b)              (c)                   (d)                        (e)
                                                              Number of Securities        Value of Unexercised
                                                             Underlying Unexercised    In-the-Money Options/SARs
                                                             Options/SARs at FY End            at FY End
                                                                      (no.)                        ($)
                          Shares Acquired       Value             Exercisable/                Exercisable/
         Name            on Exercise (no.)   Realized ($)         Unexercisable              Unexercisable

Richard J. Linder               --                --           400,000/600,000(1)                  $0

----------------

(1) In August, 2002, all outstanding employee stock options were re-priced to an exercise price of $0.34 per share, the market price for Rubicon's common stock on the date of the re-pricing. The exercise price of the options currently exceeds the market price for Rubicon's common stock.

         Directors' Compensation

Rubicon reimburses its directors for costs incurred by them in attending meetings of the Board of Directors and its Committees. Rubicon does not currently pay any separate compensation to persons who serve on the Board of Directors.

         Medical Advisory Board Compensation

During May 2000, Rubicon granted a total of 473,334 shares of its restricted common stock to the members of its Medical Advisory Board for one year's service on the Advisory Board. In November 2001, Rubicon entered into an 18 month agreement with the members of its Medical Advisory Board pursuant to which it granted options entitling Advisory Board members to purchase a total of 530,000 shares of Rubicon Common Stock at an exercise price of $1.00 per share, which was reduced to $0.34 per share in August 2002 in connection with Rubicon's repricing of outstanding employee stock options. Twenty-five percent vested on the grant date with the remaining seventy-five percent vesting equally over the term of the agreement. In May 2002, Rubicon granted options to existing board members for additional services that were not required under the Advisory Board's original agreement. Rubicon granted options entitling certain advisory board members to purchase 40,000 shares of Common Stock at a price of $.60 per share, which was reduced to $0.34 per share in August 2002. In addition, on August 5, 2002, Rubicon granted options to a new member of the Advisory Board entitling him to purchase 50,000 shares of Rubicon Common Stock at a price of $.14 per share, the market price for Rubicon stock on the date of grant. Both grants have the same eighteen-month vesting schedule that was discussed above.

         Employment Agreements, Termination of Employment, and Change in Control

In April 2000, Rubicon entered into a five-year employment contract with Richard
J. Linder, its President and CEO, which provided for an annual base salary of $90,000 per year and up to $20,000 in bonuses per year. Mr. Linder's employment contract also provided for a $15,287 per year car allowance. In 2002, Mr. Linder's salary was increased to $150,000 per year and in lieu of the car allowance provided for in his employment contract, Rubicon agreed to provide Mr. Linder with an automobile through a pre-paid lease. If terminated without cause during the original five-year term, Mr. Linder is entitled to a 90 day severance package consisting of his salary and car allowance. If terminated for cause, he will receive two weeks severance.

         401(k) Plan

During 2002, Rubicon established a 401(k) Retirement Savings Plan. All employees are eligible to participate in the plan after one year of service. Rubicon contributes up to 4% of a participant's annual compensation on a discretionary basis, with its contributions vesting over a six-year period. Rubicon's contribution expense to the plan during 2002 was $13,000.

         Stock Option and Stock Award Plans

         2001 Stock Plan

On November 7, 2001, Rubicon's Board of Directors adopted the Rubicon Medical 2001 Stock Plan and reserved 6,000,000 shares of its common stock for issuance to employees and consultants pursuant to the exercise of stock options granted under the Plan. The Plan authorizes Rubicon to grant both Incentive Stock Options and Nonqualified Stock Options. For Incentive Stock Options granted to employees holding more than 10% of Rubicon's outstanding common stock, the exercise price shall be no less than 110% of the fair market value of Rubicon's common stock on the date of grant, and the term of the option may not exceed five years. The exercise price of Incentive Stock Options granted to other employees and of Nonqualified Stock Options may not be less than 100% of the fair market value of Rubicon's common stock on the date of grant, and the term of these options may not exceed 10 years. On August 5, 2002, Rubicon's board of directors authorized the re-pricing of all outstanding employee stock options to an exercise price of $0.34 per share, the market price for Rubicon's common stock on the date of the re-pricing. As of December 31, 2002 and March 24, 2003, Rubicon had granted employee stock options and warrants to purchase a total of 3,843,500 shares of common stock under the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 24, 2003, the number of shares of Rubicon's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of Rubicon's common stock, and by each of Rubicon's officers and directors, and by all officers and directors as a group. On March 24, 2003, there were 52,773,334 shares of Rubicon's common stock issued and outstanding.

Title                                         Number of              Percent
of Class          Name and Address           Shares Owned(1)         of Class
--------          ----------------           ---------------         --------

         Officers and Directors(2)
Common   David B. Berger                         27,970,000(3)         52.56%
Common   Randall T. Higashida                       995,000(4)          1.88%
Common   Richard J. Linder                        2,699,300(5)          5.08%
Common   Dennis M. Nasella                          916,408(6)          1.73%
Common   Harold R. "Butch" Wolcott                  200,000(7)          0.38%
Common   All Officers and Directors              32,780,708(8)          60.3%
         as a Group (5 persons)

---------------------------------

(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2) The address for each of Rubicon's officers and directors is 2064 West Alexander Street, Salt Lake City, Utah 84119.
(3) Includes 27,520,000 shares held by Berger Family Enterprises, FLP, a family partnership of which Mr. Berger is the general partner, and 450,000 shares which are the subject of currently exercisable stock options.
(4) Includes 215,000 shares which are the subject of currently exercisable stock options.
(5) Includes 400,000 shares which are the subject of currently exercisable stock options.
(6) Includes 300,000 shares which are the subject of currently exercisable stock options.
(7) Includes 200,000 shares which are the subject of currently exercisable stock options.
(8) Includes 1,565,000 shares which are the subject of currently exercisable stock options.

          Equity Compensation Plan Information

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

--------------------------- ----------------- --------------------- -----------------------------
                               Number of        Weighted-average        Number of securities
                             securities to     exercise price of             remaining
                                be issued          outstanding             available for
                                  upon              options,              future issuance
                              exercise of           warrants                under equity
                              outstanding          and rights               compensation
                                options,                                       plans
                             warrants, and                                   (excluding
                                 rights                                      securities
                                                                            reflected in
                                                                            column (a))
--------------------------- ----------------- --------------------- -----------------------------
                                  (a)                 (b)                       (c)
--------------------------- ----------------- --------------------- -----------------------------
Equity compensation                -                   -                         -
Plans approved by
Security holders
--------------------------- ----------------- --------------------- -----------------------------
Equity compensation            3,843,500             $0.36                   2,156,500
Plans not approved by
Security holders

Item 12.  Certain Relationships and Related Transactions

Rubicon's agreement with Abbott Laboratories required that a separate corporation be formed and utilized to hold the funds and pay the future development costs associated with the Guardian System. Accordingly, a separate corporation, Guardian RJL, Inc., was created with Dennis Nasella as the owner of the shares. Mr. Nasella is a director, officer and shareholder of Rubicon. The corporation was organized so that Mr. Nasella's ability to control the corporation was limited by language favoring future payments to Abbott Laboratories for future development cost on the Guardian System. The entire funds placed in the corporation by Abbott Laboratories were required to be paid to the party doing future development work on the Guardian System. During the years ended December 31, 2002 and 2001, Rubicon received approximately $153,000 and $580,000, respectively, in revenue from RJL, Inc. for services related to the Guardian System. One-hundred percent of the of the capital used to fund Guardian RJL, Inc. has now been distributed for expenses related to the Guardian System. As a result, in March 2003, Guardian RJL, Inc. was dissolved and
Rubicon will no longer receive revenue from this company.

During the calendar year ended December 31, 2002 and 2001, Rubicon borrowed and repaid loans of $180,000 and $150,000, respectively, from a company controlled by David Berger, a director, officer and shareholder of Rubicon. Interest paid totaled approximately $4,000 and $3,000 for the years ended December 31, 2002 and 2001, respectively. Rubicon believes the terms of such loans were no less favorable to Rubicon than those that could be obtained from an unrelated third party pursuant to arms' length negotiations.

During the year ended December 31, 2002, David Berger, a director, officer and principal shareholder contributed 400,000 shares of Rubicon common stock to Rubicon for cancellation to offset dilution to Rubicon's shareholders resulting from its issuance of 400,000 shares of common stock as payment for services under an investor relations contract.

During the years ended December 31, 2002 and 2001, Rubicon paid approximately $85,000 and $108,000, respectively, to a company controlled by David Berger, a director, officer and shareholder of Rubicon, as reimbursement for actual expenses incurred and capital expenditures paid by that company on behalf of Rubicon.

Randall T. Higashida, MD, a director of Rubicon, is also a member of its Medical Advisory Board and in that capacity has been granted 80,000 shares of Rubicon's restricted common stock and stock options entitling him to purchase up to 170,000 shares of Rubicon common stock at an exercise price of $0.34 per share, subject to satisfaction of vesting restrictions.

In December 2000, following its reorganization with Hi-Tech, Rubicon filed a registration statement on Form SB-2 pertaining to the offer and sale of a total 11,508,000 shares of Rubicon common stock by eleven shareholders of Rubicon. The registration statement was amended by several pre-effective amendments, and by a post-effective amendment filed on April 22, 2002. On or about October 16, 2002, Rubicon notified the selling shareholders that the registration statement had become stale and that all sales under the registration statement should cease. The selling shareholders included Smith Consulting Services, who owned 8.07% of Rubicon's issued and outstanding shares of common stock at the time the registration statement was filed as indicated in the registration statement.

The completion of the corporate reorganization between Hi-Tech and Rubicon Medical, Inc. in October 2000 allowed Rubicon to fulfill obligations to Smith Consulting Services ("SCS") and Banyon Investments which contractually could have had the right to receive 14.5% of Rubicon. Under an agreement with SCS, Rubicon was obligated to issue SCS 9.5% of Rubicon's stock for certain consulting work SCS was performing. In adddition, Banyon Investments ("Banyon") held a convertible promissory note for $200,000 which was by its terms convertible into 5% of Rubicon's common stock. By merging with Hi-Tech, SCS and Banyon were willing to renegotiate the terms of their agreements by waiving any future rights to Rubicon shares. Instead, they were satisfied with the number of shares they either owned in Hi-Tech or were able to acquire from shareholders of Hi-Tech. In addition, Banyon was willing to convert the $200,000 promissory note into 200,000 shares of Rubicon which represented 0.4% of the then issued and outstanding shares, as opposed to the 5% it was entitled to under the original terms of the note.

Except as described above, there were no material transactions, or series of similar transactions, during Rubicon' last two fiscal years, nor are there any currently proposed transactions, in which Rubicon was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Rubicon to own of record or beneficially more than 5% of any class of Rubicon's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Item 13.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.  The following documents are included as exhibits to this report.

Exhibit     SEC Ref.
No.          No.         Title of Document                 Location
-------     --------     -----------------                 --------

  3.1          3         Articles of Incorporation         Incorporated by
                         and Amendments Thereto            Reference*

  3.2          3         Bylaws                            Incorporated by
                                                           Reference*


* Incorporated by reference to Exhibits 3.1 through 3.4 to the Registrant's Registration Statement on Form SB2 filed on December 7, 2000, SEC File No. 333-51414.

         (b) The following reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2002: (i) the 8-K filed October 8, 2002 reporting the amendment of Rubicon's license agreement with Abbott Laboratories, Inc., and (ii) the 8-K filed December 13, 2002 reporting Regulation FD disclosure of a letter to Rubicon's shareholders.

Item 14.  Controls and Procedures

The Registrant's President and CEO, and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Registrant. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         [The balance of this page has been left blank intentionally.]

Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Rubicon Medical Corporation
                                  (Registrant)


Date: March 31, 2003              By /s/ Richard J. Linder
                                  --------------------------------------------
                                  Richard J. Linder, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 31, 2003             By  /s/ Richard J. Linder
                                  --------------------------------------------
                                  Richard J. Linder, President, CEO,
                                  and Director
                                  (Principal Executive Officer)


Dated: March 31, 2003             By  /s/ Dennis M. Nasella
                                  --------------------------------------------
                                  Dennis M. Nasella, Chief Financial Officer,
                                  Secretary, and Director
                                  (Principal Accounting and Financial Officer)


Dated: March 31, 2003             By  /s/ David B. Berger
                                  -------------------------------------------
                                  David B. Berger, Chairman of the Board
                                  and Director


Dated: March 31, 2003             By  /s/ Randall Higashida
                                  -------------------------------------------
                                  Randall Higashida, Director


Dated: March 31, 2003             By  /s/ Harold R. Wolcott
                                  --------------------------------------------
                                  Harold R. "Butch" Wolcott, Director

                                 CERTIFICATIONS

     I, Richard J. Linder, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Rubicon Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


                                           By  /s/ Richard J. Linder
                                           ----------------------------------
                                           Richard J. Linder
                                           (Principal Executive Officer)

                                 CERTIFICATIONS

     I, Dennis M. Nasella, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Rubicon Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


                                           By  /s/ Dennis M. Nasella
                                           ---------------------------------
                                           Dennis M. Nasella
                                           (Principal Financial Officer)

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard J. Linder, President and CEO of Rubicon Medical Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 31, 2003


                                           /s/ Richard J. Linder
                                           ----------------------------------
                                           Richard J. Linder
                                           President and CEO

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis M. Nasella, Chief Financial Officer of Rubicon Medical Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

         (3) the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

         (4) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 31, 2003


                                           /s/ Dennis M. Nasella
                                           ---------------------------------
                                           Dennis M. Nasella
                                           Chief Financial Officer

Rubicon Medical Corporation
Consolidated Financial Statements
December 31, 2002 and 2001

                                                     RUBICON MEDICAL CORPORATION
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------





                                                                           Page
                                                                           ----

Independent auditors' report                                                F-2


Consolidated balance sheet                                                  F-3


Consolidated statement of operations                                        F-4


Consolidated statement of stockholders' equity                              F-5


Consolidated statement of cash flows                                        F-6


Notes to consolidated financial statements                                  F-7


--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Rubicon Medical Corporation


We have audited the consolidated balance sheet of Rubicon Medical Corporation as of December 31, 2002, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rubicon Medical Corporation as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.





Salt Lake City, Utah
January 16, 2003

                                                     RUBICON MEDICAL CORPORATION
                                                      Consolidated Balance Sheet

                                                               December 31, 2002
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
  Cash and cash equivalents                                      $   1,816,000
  Receivable                                                            56,000
  Prepaid expenses                                                      10,000
                                                                 -------------

        Total current assets                                         1,882,000

Property and equipment, net                                            111,000
Intangible assets, net                                                 150,000
                                                                 -------------

                                                                 $   2,143,000
                                                                 -------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current Liabilities:
  Accounts payable                                               $     205,000
  Accrued expenses                                                      18,000
  Net liability from discontinued operations                            82,000
  Current portion of long-term debt                                     29,000
                                                                 -------------

        Total current liabilities                                      334,000

Long-term debt                                                          49,000
                                                                 -------------

        Total liabilities                                              383,000
                                                                 -------------

Commitments and contingencies                                                -

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
    shares authorized; 52,773,334 shares
    issued and outstanding                                              53,000
  Additional paid-in capital                                         3,328,000
  Deferred compensation                                                (20,000)
  Accumulated deficit                                               (1,601,000)
                                                                 -------------

        Total stockholders' equity                                   1,760,000
                                                                 -------------

                                                                 $   2,143,000
                                                                 -------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-3



                                                                 RUBICON MEDICAL CORPORATION
                                                        Consolidated Statement of Operations

                                                                    Years Ended December 31,
--------------------------------------------------------------------------------------------

                                                                   2002          2001
                                                               -----------------------------
Sales, net                                                     $   2,498,000    $  1,755,000
Cost of sales                                                        176,000         115,000
                                                               -----------------------------

        Gross profit                                               2,322,000       1,640,000

Operating expenses:
  Depreciation and amortization                                      158,000         178,000
  General and administrative                                       1,238,000         725,000
  Research and development                                           519,000         548,000
                                                               -----------------------------

        Total operating expenses                                   1,915,000       1,451,000
                                                               -----------------------------

        Income from operations                                       407,000         189,000
                                                               -----------------------------

Other income (expense):
  Interest income                                                     12,000          42,000
  Interest expense                                                   (70,000)        (41,000)
  Other                                                                3,000          (8,000)
                                                               -----------------------------

        Net other income (expense)                                   (55,000)         (7,000)
                                                               -----------------------------

        Income from continuing operations
        before provision for income taxes                            352,000         182,000
                                                               -----------------------------

Income tax (expense) benefit:
        Current                                                            -         163,000
        Deferred                                                           -        (470,000)
                                                               -----------------------------

                                                                           -        (307,000)
                                                               -----------------------------

        Net income (loss) from continuing operations                 352,000        (125,000)

        Income (loss) from discontinued
        operations, net of income taxes                                7,000        (317,000)

        Loss on disposition of discontinued
        operations, net of income taxes                                    -        (582,000)
                                                               -----------------------------

        Net income (loss)                                      $     359,000    $ (1,024,000)
                                                               -----------------------------

Benefical conversion feature on preferred stock                $           -    $   (409,000)
                                                               -----------------------------

Net income (loss) applicable to common stockholders            $     359,000    $ (1,433,000)
                                                               -----------------------------

Net income (loss) per common share - basic and diluted
  Continuing operations                                        $         .01    $       (.01)
  Discontinued operations                                      $           -    $       (.02)
                                                               -----------------------------

                                                               $         .01    $       (.03)
                                                               -----------------------------

Weighted average shares - basic                                   52,477,000      48,689,000
                                                               -----------------------------

Weighted average shares - diluted                                 52,905,000      48,689,000


--------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.                            F-4




                                                                                              RUBICON MEDICAL CORPORATION
                                                                           Consolidated Statement of Stockholders' Equity

                                                                                   Years Ended December 31, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------------

                                                            Additional
                                       Common Stock          Paid-in         Deferred       Accumulated
                                    Shares        Amount     Capital       Compensation       Deficit          Total
                                  ---------------------------------------------------------------------------------------

Balance, January 1, 2001          48,000,000    $ 48,000   $     60,000    $          -    $    (527,000)  $     (419,000)

Common stock issued
  Cash                             1,380,000       1,000        689,000               -                -          690,000
  Services                           473,334           -        474,000               -                -          474,000
  Satisfaction of
  Convertible debenture              200,000       1,000        199,000               -                -          200,000

Stock options issued for
services                                   -           -        169,000        (169,000)               -                -

Conversion of preferred stock
to common stock                    1,634,000       2,000        815,000               -                -          817,000

Beneficial conversion feature              -           -        409,000               -         (409,000)               -

Amortization of deferred
compensation                               -           -              -          49,000                -           49,000

Net loss                                   -           -              -               -       (1,024,000)      (1,024,000)
                                  ---------------------------------------------------------------------------------------

Balance, December 31, 2001        51,687,334      52,000      2,815,000        (120,000)      (1,960,000)         787,000

Common stock issued for:
  Cash                               936,000       1,000        305,000               -                -          306,000
  Satisfaction of
   convertible debenture             200,000           -         50,000               -                -           50,000

Capital contribution to
pay for sevices                            -           -        153,000               -                -          153,000

Stock options and warrants
issued for services                        -           -         69,000         (27,000)               -           42,000

Cancellation of stock options              -           -        (49,000)         49,000                -                -

Beneficial conversion feature              -           -         50,000               -                -           50,000

Amortization of deferred
compensation                               -           -              -          78,000                -           78,000

Purchase and retirement of
treasury stock                       (50,000)          -        (65,000)              -                -          (65,000)

Net income                                 -           -              -               -          359,000          359,000
                                  ---------------------------------------------------------------------------------------

Balance, December 31, 2002        52,773,334    $ 53,000   $  3,328,000    $    (20,000)   $  (1,601,000)  $    1,760,000
                                  ---------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                          F-5




                                                                 RUBICON MEDICAL CORPORATION
                                                        Consolidated Statement of Cash Flows

                                                                    Years Ended December 31,
--------------------------------------------------------------------------------------------


                                                                   2002          2001
                                                              ------------------------------
Cash flows from operating activities:
  Net income (loss)                                           $      359,000   $  (1,024,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Depreciation and amortization                                   158,000         427,000
     Impairment loss                                                       -         549,000
     Amortization of deferred compensation                            78,000               -
     Common stock issued for services                                153,000         194,000
     Stock options and warrants issued for services                   42,000          49,000
     Effective interest on beneficial conversion feature              50,000
     Deferred income taxes                                                 -         544,000
     Loss on disposition of assets                                   (16,000)          8,000
     Decrease (increase) in:
       Receivables                                                   120,000           2,000
       Prepaid expenses                                               11,000           5,000
       Inventory                                                      58,000           1,000
       Income tax receivable                                         163,000        (163,000)
     Increase (decrease) in:
       Accounts payable                                               90,000          25,000
       Accrued liabilities                                           (20,000)         35,000
       Deferred revenue                                                    -      (1,333,000)
       Income tax payable                                                  -        (334,000)
                                                              ------------------------------

                Net cash provided by (used) in
                operating activities                               1,246,000      (1,015,000)
                                                              ------------------------------

Cash flows from investing activities:
  Purchase of intangible assets                                     (136,000)              -
  Proceeds from sale of property and equipment                       170,000           3,000
  Purchase of property and equipment                                 (13,000)        (72,000)
                                                              ------------------------------


                Net cash provided by (used in)
                investing activities                                  21,000         (69,000)
                                                              ------------------------------

Cash flows from financing activities:
  Principal payments on long-term debt                              (288,000)       (811,000)
  Proceeds from long-term debt                                       180,000         150,000
  Proceeds from convertible note payable                              50,000               -
  Purchase and retirement of treasury stock                          (65,000)              -
  Proceeds from issuance of common stock                             306,000         690,000
                                                              ------------------------------


                Net cash provided by financing activities            183,000          29,000
                                                              ------------------------------

Net increase (decrease) in cash and cash equivalents               1,450,000      (1,055,000)

Cash and cash equivalents at beginning of year                       366,000       1,421,000
                                                              ------------------------------

Cash and cash equivalents at end of year                      $    1,816,000    $    366,000
                                                              ------------------------------

--------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                             F-6

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.   Organization       Organization
     and                Rubicon Medical  Corporation (the Company) is a Delaware
     Summary of         corporation that was incorporated in June 1989 under the
     Significant        name  Hi-Tech   Ventures,   Inc.  The  Company  conducts
     Accounting         research   and   development   activities   to  generate
     Policies           interventional vascular medical devices and products.

                        Principles of Consolidation
                        The consolidated financial statements include the accounts of Rubicon Medical Corporation and its wholly-owned subsidiary, Rubicon Medical, Inc, a Utah corporation. All intercompany balances and transactions have been eliminated in the consolidation of the financial statements.

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

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Property and Equipment
     and                Property  and  equipment  are  recorded  at  cost,  less
     Summary of         accumulated depreciation.  Depreciation and amortization
     Significant        on  capital   leases  and  property  and  equipment  are
     Accounting         determined  using  the  straight-line  method  over  the
     Policies           estimated  useful  lives of the  assets  or terms of the
     Continued          lease.  The estimated  useful lives of the assets are as
                        follows:

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

                        Revenue Recognition
                        Revenue from product sales, service and license or other agreements is recognized when a binding agreement has been entered into, product title has been transferred or services have been rendered, the price is fixed and determinable, collection is reasonably assured and the Company has no significant obligations remaining.

                        Advertising
                        The Company expenses the cost of advertising as incurred. For the years ended December 31, 2002 and 2001, advertising expenses totaled approximately $18,000 and $3,800, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Stock-Based Compensation
     and                The Company  measures  expense for stock-based  employee
     Summary of         compensation   using  the  intrinsic  value  method  and
     Significant        provides pro-forma  disclosures of net income (loss) and
     Accounting         net income  (loss) per common share as if the fair value
     Policies           method  had  been  applied  in  measuring   compensation
     Continued          expense.

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

                        Earnings Per Share
                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents. Common stock equivalents arising out of stock options issued to employees and consultants equal to 428,000 and 154,000 shares of common stock were outstanding at December 31, 2002 and 2001, respectively, with conversion prices between $0.14 and $1.00 at December 31, 2002 and $1.00 at December 31, 2001. Common stock equivalents have not been included in the diluted earnings per share calculation for the year ended December 31, 2001 because the effect would be antidilutive.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Impairment of Long-Lived Assets
     and                The Company reviews its long-lived assets for impairment
     Summary of         whenever  events or  changes in  circumstances  indicate
     Significant        that  the  carrying  amount  of the  assets  may  not be
     Accounting         recoverable  through  undiscounted future cash flows. If
     Policies           it is determined  that an  impairment  loss has occurred
     Continued          based on expected cash flows, such loss is recognized in
                        the statement of operations.

                        Use of Estimates in the Preparation of Financial Statements
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   Receivable         At December  31, 2002,  the Company had a receivable  of
                        $56,000 from the sale of equipment. The receivable is non-interest bearing and is due January 2003.

3.   Property           Property  and  equipment  consists of the  following  at
     and                December 31, 2002:
     Equipment
                          Equipment                           $         142,000
                          Leasehold improvements                         94,000
                          Furniture and fixtures                         80,000
                          Vehicles                                       40,000
                                                              ------------------

                                                                        356,000

                          Less accumulated depreciation
                           and amortization                            (245,000)
                                                              ------------------

                                                              $         111,000
                                                              ------------------

4.   Intangible         Intangible  assets  consist of the following at December
     Assets             31, 2002:

                           Patents                            $         154,000
                           Less accumulated amortization                 (4,000)
                                                              ------------------

                                                              $         150,000
                                                              ------------------

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5.   Long Term          Long-term debt consists of the following at December 31,
     Debt               2002:


                        Capital lease obligations
                        (see note 6)                          $          56,000

                        Note payable to a bank in
                        monthly installments of $826,
                        including interest at 8.9%
                        secured by a vehicle, due
                        May 2005                                         22,000
                                                              ------------------

                                                                         78,000
                        Less current portion                            (29,000)
                                                              ------------------

                                                              $          49,000
                                                              ------------------

                        Future maturities of long-term debt are as follows:

                         Years Ending December 31:
                         -------------------------

                                 2003                         $          29,000
                                 2004                                    32,000
                                 2005                                    17,000
                                 Thereafter                                   -
                                                              ------------------

                                                              $          78,000
                                                              ------------------

6.   Leases             The  Company  has  equipment  financed  through  capital
                        leases that expire in 2002 through 2005. At December 31, 2002, equipment with a cost of $97,000 and related accumulated depreciation of $51,000 was recorded related to these capital leases. The lease obligations are guaranteed by an officer.


--------------------------------------------------------------------------------
                                                                            F-11

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Leases             Future minimum capital lease payments as of December 31,
     Continued          2002 are:

                                                                  Amount
                                                              ------------------

                          2003                                $          26,000
                          2004                                           26,000
                          2005                                           12,000
                          Thereafter                                          -
                                                              ------------------

                        Total minimum lease payments                     64,000

                        Less amount representing interest                (8,000)
                                                              ------------------

                        Present value of net minimum
                          capital lease payments              $          56,000
                                                              ------------------

                        The Company leases its office and warehouse under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in December 2005. The approximate future minimum rental payments under the non-cancelable operating lease are as follows:

                           Years Ending December 31:
                           -------------------------

                                   2003                       $          55,000
                                   2004                                  55,000
                                   2005                                  55,000
                                                              ------------------

                                                              $         165,000
                                                              ------------------

                        Rent expense under this lease was approximately $64,000 and $62,000 for the years ended December 31, 2002 and 2001, respectively.


--------------------------------------------------------------------------------
                                                                            F-12

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Income             At December  31, 2002 and 2001,  income tax expense from
     Taxes              continuing  operations  differs from the amount computed
                        at federal statutory rates as follows:

                                               2002              2001
                                         -----------------------------------

 Federal income tax benefit
   (expense) at statutory rate           $       (120,000) $       (62,000)
 State income tax                                 (18,000)          (9,000)
 Other                                             (1,000)           7,000
 Change in valuation allowance                    139,000         (243,000)
                                         -----------------------------------

                                         $              -  $      (307,000)
                                         -----------------------------------

                        Deferred tax assets (liabilities) are comprised of the following at December 31, 2002:



 Net operating loss carryforward                           $        264,000
 Research and development credit carryforward                       100,000
 Depreciation                                                        17,000
 Inventory allowance                                                 17,000
 Allowance for doubtful accounts                                      6,000
 Difference in book value of intangibles                             (5,000)
                                                           -----------------

 Valuation allowance                                               (399,000)
                                                           -----------------

                                                           $              -
                                                           -----------------

                        The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. As of December 31, 2002, the Company has determined that a valuation allowance is necessary for the entire amount of net deferred tax assets.

--------------------------------------------------------------------------------
                                                                            F-13

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Income             At December 31, 2002, the Company had net operating loss
     Taxes              carryforwards of approximately $776,000 and research and
     Continued          development tax credit  carryforwards  of  approximately
                        $100,000. These carryforwards are available to offset future taxable income and begin to expire in 2021. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.

8.   Preferred          Preferred Stock
     Stock              The Company has authorized 5,000,000 shares of preferred
                        stock having a par value of $.001 per share. The rights and preferences of preferred stock may be established by the Board of Directors and such stock issued, in one or more series, without shareholder action. At December 31, 2002 and 2001, there were no shares of preferred stock issued or outstanding.

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

9.   Stock              The  Company has a Stock  Option Plan (the Option  Plan)
     Option Plan        which  reserves   6,000,000   shares  of  the  Company's
                        authorized but unissued common stock for the granting of stock options.

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

--------------------------------------------------------------------------------
                                                                            F-14

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stock                 A schedule of the options is as follows:
     Option Plan
     Continued                                                Exercise
                                              Number of       Price Per
                                               Options          Share
                                           --------------------------------

 Outstanding at January 1, 2001                           -  $           -
      Granted                                     3,247,500            .34
                                           --------------------------------

 Outstanding at December 31, 2001                 3,247,500            .34
      Granted                                     1,419,500       .14-1.00
      Forfeited                                    (823,500)           .34
                                           --------------------------------

 Outstanding at December 31, 2002                 3,843,500  $    .14-1.00
                                           --------------------------------

                        At December 31, 2002, the Company had 2,156,500 options available for grant under the Option Plan. On August 5, 2002, the Company repriced all outstanding employee stock options. Options previously granted at exercise prices ranging from $.60 to $1.00 were repriced to $.34 per share, the market price for the Company's common stock on the date of such repricing.



--------------------------------------------------------------------------------
                                                                            F-15

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Stock-Based        The Company accounts for stock-based  compensation under
     Compensation       the  recognition  and  measurement   principles  of  APB
                        Opinion  No.  25,   Accounting   for  Stock   Issued  to
                        Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income
                        (loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Years Ended December 31,
                                                  -----------------------------
                                                      2002           2001
                                                  -----------------------------

  Net income (loss) - as reported                 $     359,000  $  (1,433,000)
  Less: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax          (41,000)      (585,000)
  effects
  Net income (loss) - pro forma                   $     318,000  $  (2,018,000)
                                                  -----------------------------

  Income (loss) per share - as reported           $         .01  $        (.03)
                                                  -----------------------------

  Income (loss) per share - pro forma             $         .01  $        (.04)
                                                  -----------------------------

                        The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                    December 31,
                                         ------------------------------------
                                               2002              2001
                                         ------------------------------------

 Expected dividend yield                 $              -   $              -
 Expected stock price volatility                       62%               37%
 Risk-free interest rate                              4.5%              4.3%
 Expected life of options                          5 years           5 years
                                         ------------------------------------

                        The weighted average fair value of options granted during the years ended December 31, 2002 and 2001 is $.36 and $.38, respectively.

--------------------------------------------------------------------------------
                                                                            F-16

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Stock-Base         The following table summarizes  information  about stock
     Compensation       options and warrants outstanding at December 31, 2002:
     Continued
                            Outstanding                     Exercisable
               ----------------------------------------------------------------
                             Weighted
                               Average     Weighted                Weighted
   Range of                  Remaining     Average                  Average
   Exercise      Number     Contractual   Exercise     Number       Exercise
    Prices     Outstanding  Life (Years)     Price    Exercisable    Price
 ------------------------------------------------------------------------------

  $ .14 - .34    3,643,500        8.75    $    .34    2,198,000     $   .33
  $ .55 - 1.00     200,000        1.53    $    .78      200,000     $   .78
 ------------------------------------------------------------------------------

  $ .14 - 1.00   3,843,500        8.37    $    .36    2,398,000     $   .37
 ------------------------------------------------------------------------------


11.  Discontinued       In an effort to maximize  growth and attain  high-margin
     Operations         revenues,  management  has determined to focus solely on
                        its technology  development segment and discontinued the
                        contract   manufacturing  and  equipment   manufacturing
                        segments of its operations. Effective December 31, 2001, the Company recognized an estimated loss on disposition of discontinued operations of $582,000 of which $532,000 is related to the sale of the equipment manufacturing segment assets back to the prior owner.

                        Net liabilities and condensed discontinued operations are as follows:

                                                         December 31, 2002
                                                      ----------------------
                         Liabilities:
                           Note payable                   $          (82,000)
                                                      ----------------------

                         Net liabilities of
                         discontinued operations          $          (82,000)
                                                       ----------------------


--------------------------------------------------------------------------------
                                                                            F-17

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Discontinued
     Operations
     Continued                                   Years Ended December 31,
                                          -----------------------------------
                                                2002              2001
                                          -----------------------------------

 Revenue                                  $          75,000 $        788,000
 Costs and expenses                                  68,000        1,091,000
                                          -----------------------------------

      Net income (loss) before
        income taxes                                  7,000         (303,000)

      Income taxes - deferred                             -          (14,000)
                                          -----------------------------------

      Net income (loss)                   $           7,000 $       (317,000)
                                          -----------------------------------


12.  Related            The Company  entered into the  following  related  party
     Party              transactions:
     Transactions
                           o During the year ended December 31, 2002, a shareholder/board member contributed 400,000 shares of common stock to the Company for cancellation to offset dilution resulting from the Company's issuance of 400,000 shares of common stock to an investor relations firm, which was treated as an expense totaling $153,000.

                           o During the years ended December 31, 2002 and 2001, the Company borrowed and repaid $180,000 and $150,000, respectively, from a company controlled by a major shareholder and board member. Interest paid to the company totaled approximately $4,000 and $3,000 for the years ended December 31, 2002 and 2001, respectively.

                           o During the year ended December 31, 2002 and 2001, the Company paid approximately $85,000 and $108,000, respectively to a company owned by a major shareholder and board member as reimbursement for expenses and capital expenditures paid by that company on behalf of Rubicon Medical Corporation.

                           o During the year ended December 31, 2002 and 2001, the Company recognized approximately $153,000 and $580,000, respectively in revenue for services performed for an entity owned by an officer (see note 14).


--------------------------------------------------------------------------------
                                                                            F-18

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Supplemental       During the year ended December 31, 2002 the Company:
     Disclosure of
     Cash Flow             o    Issued  common  stock  in exchange  for debt  of
     Information                $50,000.

                           o Received 400,000 shares of common stock as a contribution to capital from a shareholder/board member which were then issued to offset dilution caused by the issuance of 400,000 shares of the Company's common stock to an investor relations firm, which was treated as an expense totaling $153,000.

                           o    Adjusted   deferred   compensation  and  paid-in
                                capital   $49,000  as  a  result  of   canceling
                                nonemployee stock options

                           o Issued stock options in exchange for deferred compensation of $27,000.

                           o Transferred the assets of the equipment manufacturing segment back to the prior owner in exchange for a cash payment of $35,000 (recorded as an accrued liability at December 31, 2001) repurchasing $65,000 of common stock and releasing the Company from a note payable totaling $1,250,000. The assets transferred consisted of inventory totaling $40,000 and property with a net book value of $59,000. In addition, upon transfer of the assets, the Company reduced goodwill to $0.

                           o Reduced deferred compensation by $49,000 due to repricing of stock options.

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

--------------------------------------------------------------------------------
                                                                            F-19

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


 13.  Supplemental         o    Increased   additional   paid-in   capital   and
      Disclosure of             accumulated  deficit  by  $409,000  due  to  the
      Cash Flow                 beneficial conversion feature of the 2000 Series
      Information               A Preferred Stock.
      Continued
                           o    Issued   common   stock  in  exchange   for  all
                                Preferred Stock outstanding of $817,000

                           o Issued stock options in exchange for deferred compensation of $169,000 of which $49,000 has been recognized as compensation expense.

                        Actual amounts paid for interest and income taxes are as follows:

                                             Years Ended December 31,
                                       -------------------------------------
                                             2002               2001
                                       -------------------------------------

                        Interest       $          20,000 $           41,000
                                       -------------------------------------

                        Income taxes   $           1,000 $          163,000
                                       -------------------------------------

14.  Commitments        Employment Agreements
     and                The  Company has entered  into an  employment  agreement
     Contingencies      with the  President  and Chief  Executive  Officer which
                        expires March 31, 2005. The agreement provides the employee with an annual base salary, car allowance, other employee benefits and a severance package if terminated.

                        401k Plan
                        During 2002, the Company established a 401(k) Retirement Savings Plan (the Plan). All employees are eligible to participate in the Plan after one year of service. The Company contributes up to 4% of participants annual compensation on a discretionary basis.

                        The Company contributions vest over a six-year period. Contribution expense for the years ended December 31, 2002 and 2001 were approximately $13,000 and $0, respectively.

--------------------------------------------------------------------------------
                                                                            F-20

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Commitments        License Agreements
     and                The Company has entered into a license  agreement with a
     Contingencies      university.  Under the  agreement,  the  Company has the
                        exclusive right to develop, market and sub-license certain technology. Royalties equal to 3% of net sales on products developed by the Company from the technology and 15% of revenues received from sub licensees must be paid to the University of Southern California (USC). A minimum royalty of $5,000 is due each year. Royalty expense totaled $173,000 and $5,000, during the years ended December 31, 2002 and 2001, respectively.

                        In addition, during the year ended December 31, 2000, the Company entered into a license and development agreement (the development agreement) with a company in the medical industry (Medical). Under the development agreement, the Company granted Medical a sublicense to the technology described in the preceding paragraph and a license to additional Company technology.

                        During the years ended December 31, 2002 and 2001, the Company performed services to assist with the development of the sub-licensed technology which were billed to an entity owned by an officer of the Company and reimbursed by Medical.

                        On October 7, 2002, the Company and Medical amended the development agreement. Under the amended agreement, Medical paid the Company $2,300,000, relinquished the exclusive license and development rights granted to Medical and transferred all technology relating to the device to the Company; including manufacturing and engineering improvements, vendor lists and price lists, regulatory developments, marketing information, and research and development. The Company has agreed to release Medical from any further obligations under the development agreement.

                        Registration Rights
                        During the year ended December 31, 2002, the Company agreed to register shares that were issued for services, at the Company's expense, on any registration statement filed by the Company other than registrations filed on Forms S-4 or S-8.



--------------------------------------------------------------------------------
                                                                            F-21

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Major              Sales to major  customers  which  exceeded 10 percent of
     Customers          net sales were as follows:

                                                   Years Ended
                                                   December 31,
                                       -------------------------------------
                                                2002               2001
                                       -------------------------------------

                        Customer A      $       2,300,000 $        1,334,000
                        Customer B      $         178,000 $          580,000


16.  Fair Value of      The  Company's  financial  instruments  consist of cash,
     Financial          receivables,  payables,  and notes payable. The carrying
     Instruments        amount of cash,  receivables,  and payables approximates
                        fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

17.  Recent             In July 2001, the Financial  Accounting  Standards Board
     Accounting         issued Statement No. 142, "Goodwill and Other Intangible
     Pronounce-         Assets."  Statement  No. 142  requires  that  intangible
     ments              assets with  estimable  useful lives be  amortized  over
                        their   respective   estimated  useful  lives  to  their
                        estimated  residual values,  and reviewed for impairment
                        in accordance  with SFAS Statement No. 121,  "Accounting
                        for  the   Impairment  of  Long-Lived   Assets  and  for
                        Long-Lived Assets to Be Disposed Of." The Company adopted the provisions of Statement No. 142 on January
                        1, 2002. Adoption of Statement No. 142 has not had a material effect on the financial position or results of operations.

                        The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and is effective for fiscal years beginning after December 15, 2001. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. During 2002, management implemented SFAS 144, which did not have a material effect on the consolidated financial statements of the Company.

--------------------------------------------------------------------------------
                                                                            F-22

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17.  Recent             In  July  2002,  the  FASB  issued  Statement  No.  146,
     Accounting         "Accounting  for Costs  Associated with Exit or Disposal
     Pronounce-         Activities".    The   statement    addresses   financial
     ments              accounting and reporting for costs  associated with exit
     Continued          or disposal  activities  and nullifies  Emerging  Issues
                        Task Force Issue No. 94-3,  "Liability  Recognition  for
                        Certain Employee Termination Benefits and Other Costs to
                        Exit an Activity. (Including Certain Costs Incurred in a
                        Restructuring)."   The   provisions   of  SFAS  146  are
                        effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's future results of operations or financial position.

                        In  December  2002,  the FASB  issued SFAS No. 148 (SFAS
                        148), "Accounting for Stock-Based Compensation --Transition and Disclosure", amending FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and
                        (3)  include  those  disclosures  in  interim  financial
                        statements.   SFAS   148's   transition   guidance   and
                        provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. During 2002, management implemented SFAS 148. The only effect on the Company's consolidated financial statements was to change the proforma disclosure information for stock-based compensation. Disclosures required by SFAS 148 will appear in the Company's future interim financial statements.

--------------------------------------------------------------------------------
                                                                            F-23