Form 10QSB
period 2003-03-31
RUBICON MEDICAL CORP
filed 2003-05-13
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q SB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                          Commission File No. 33351414



                           Rubicon Medical Corporation
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)



Delaware                                                              87-0361403
----------------------------------------                     -------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)



2064 W. Alexander, Salt Lake City, Utah                                    84119
---------------------------------------                               ----------
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

                                  YES X      NO ___



The Issuer had 52,773,336 outstanding shares of common stock on May 13, 2003.

                           Rubicon Medical Corporation
                           ---------------------------


                                      INDEX
                                      -----


PART 1.                                                                  Page
                                                                         ----

FORWARD LOOKING FINANCIAL INFORMATION                                      1

Item 1. Financial Statements -                                               2

Consolidated Balance Sheet - March 31, 2003 (Unaudited)                  F-1

Consolidated Statement of Operations - Three
  Months Ended March 31, 2003 and 2002 (Unaudited)                       F-2

Consolidated Statement of Cash Flows - Three Months Ended
  March 31, 2003 and 2002 (Unaudited)                                    F-3

Notes to Consolidated Financial Statements (Unaudited)                   F-5


Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      3

Item 3. Controls and Procedures                                            6

PART II. OTHER INFORMATION                                                 7


SIGNATURES                                                                 8


CERTIFICATIONS                                                             9

                           FORWARD LOOKING INFORMATION

         This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect Rubicon's views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, testing, clinical trial and regulatory approval of Rubicon's products, statements with regard to the nature and extent of competition Rubicon may face in the future, statements with respect to the sources and need for future financing, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this report under "Item 2. Management's Discussion and Analysis or Plan of Operation." The forward-looking statements are based on present circumstances and on Rubicon's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in Rubicon's 2002 annual report on Form 10-KSB under the caption "Description of Business: Risk Factors." These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this information statement and Rubicon assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

Item I. Financial Statements

Rubicon Medical Corporation (the "Company" or the "Issuer"), files herewith its consolidated condensed balance sheet as of March 31, 2003 (unaudited) and the related unaudited consolidated condensed statements of operations and cash flows for the three months ended March 31, 2003 and 2002. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2002. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                                                     RUBICON MEDICAL CORPORATION
                                          Consolidated Balance Sheet (Unaudited)

                                                                  March 31, 2003
--------------------------------------------------------------------------------
        Assets
        ------

Current assets:
  Cash and cash equivalents                                       $   1,181,000
  Prepaid expenses                                                        7,000
                                                                  -------------

                Total current assets                                  1,188,000

Property and equipment, net                                             104,000
Intangible assets, net                                                  195,000
                                                                  -------------

                                                                  $   1,487,000
                                                                  -------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                                $      91,000
  Accrued liabilities                                                    25,000
  Current portion of long-term debt                                      30,000
                                                                  -------------

                Total current liabilities                               146,000

Long-term debt                                                           41,000
                                                                  -------------

                Total liabilities                                       187,000
                                                                  -------------

Commitments and contingencies                                                 -

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
    shares authorized; 52,778,334 shares
    issued and outstanding                                               53,000
  Additional paid-in capital                                          3,328,000
  Deferred compensation                                                 (11,000)
  Accumulated deficit                                                (2,070,000)
                                                                  -------------

        Total stockholders' equity                                    1,300,000
                                                                  -------------

                                                                  $   1,487,000
                                                                  -------------

                                                     RUBICON MEDICAL CORPORATION
                                Consolidated Statement of Operations (Unaudited)

                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------

                                                        2003          2002
                                                  -----------------------------

Sales, net                                        $       12,000   $          -
Cost of sales                                                  -              -
                                                  -----------------------------

        Gross profit                                      12,000              -
                                                  -----------------------------

Operating expenses:
  Depreciation and amortization                           12,000         44,000
  General and administrative                             312,000        321,000
  Research and development                               155,000        134,000
                                                  -----------------------------

        Total operating expenses                         479,000        499,000
                                                  -----------------------------

        Loss from continuing operations                 (467,000)      (499,000)
                                                  -----------------------------

Other income (expense):
  Interest income                                          6,000          1,000
  Interest expense                                        (8,000)        (7,000)
                                                  -----------------------------

        Total other income (expense)                      (2,000)        (6,000)
                                                  -----------------------------

        Loss before provision
          for income taxes and
          discontinued operations                       (469,000)      (505,000)
                                                  -----------------------------

Income tax benefit                                             -
                                                  -----------------------------

Net loss from continuing operations                     (469,000)      (505,000)
                                                  -----------------------------

        Loss from discontinued
          operations, net of income taxes                      -         (8,000)
                                                  -----------------------------

        Net loss                                  $     (469,000)  $   (513,000)
                                                  -----------------------------

Loss per common share - basic and diluted
  Continuing operations                           $        (0.01)  $      (0.01)
  Discontinued operations                                      -              -
                                                  -----------------------------

                                                  $        (0.01)  $      (0.01)
                                                  -----------------------------

Weighted average shares - basic and diluted           52,778,000     51,927,000
                                                  -----------------------------

                                                     RUBICON MEDICAL CORPORATION
                                Consolidated Statement of Cash Flows (Unaudited)

                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------


                                                          2003         2002
                                                      --------------------------
Cash flows from operating activities:
  Net loss                                            $  (469,000)  $  (513,000)
  Loss from discontinued operations                             -         8,000
  Adjustments to reconcile net loss to net cash
     Depreciation and amortization                         12,000        44,000
     Amortization of deferred compensation                  9,000             -
     Common stock issued for services                           -        21,000
     Bad debt expense                                           -         9,000
     (Increase) decrease in:
       Accounts receivable                                 56,000       160,000
       Prepaid expenses                                     3,000         4,000
       Income tax receivable                                    -        29,000
     Increase (decrease) in:
       Accounts payable                                  (114,000)      (29,000)
       Accrued liabilities                                  7,000        (2,000)
                                                      --------------------------

          Net cash used in continuing operating
              activities                                 (496,000)     (269,000)
          Net cash used in discontinued operations              -       (60,000)
                                                      --------------------------

          Net cash used in operating activities          (496,000)     (329,000)
                                                      --------------------------

Cash flows from investing activities:
  Purchase of intangible assets                           (45,000)      (43,000)
  Purchase of property and equipment                       (5,000)       (6,000)
                                                      --------------------------

          Net cash used in continuing investing
              activities                                  (50,000)      (49,000)
          Net cash used in discontinued operations              -             -
                                                      --------------------------

          Net cash used in investing activities           (50,000)      (49,000)
                                                      --------------------------

Cash flows from continuing financing activities:
  Principal payments on long-term debt                    (89,000)      (32,000)
  Purchase of treasury stock                                    -       (65,000)
  Proceeds from issuance of common stock                        -       195,000
                                                      --------------------------

          Net cash (used in) provided by continuing
              financing activities                        (89,000)       98,000
          Net cash used in discontinued operations              -       (10,000)
                                                      --------------------------

          Net cash (used in) provided by continuing
              financing activities                        (89,000)       88,000
                                                      --------------------------

Net decrease in cash and cash equivalents                (635,000)     (290,000)

Cash and cash equivalents at beginning of period        1,816,000       366,000
                                                      --------------------------

Cash and cash equivalents at end of period            $ 1,181,000   $    76,000
                                                      --------------------------

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


                                                   Three Months Ended
                                                        March 31,
                                           ------------------------------------
                                                 2003              2002
                                           ------------------------------------

Cash paid during the period for:
         Interest                          $      5,000         $   7,000
                                           ------------------------------------

         Income taxes                      $          -         $       -

                                                     RUBICON MEDICAL CORPORATION
                          Notes to Consolidated Financial Statements (Unaudited)

                                                                  March 31, 2003
--------------------------------------------------------------------------------

1.   Interim            The  consolidated  financial  statements  for the  three
     Financial          months  ended  March 31, 2003 and 2002,  are  unaudited.
     Statements         However,  management,  in  its  opinion,  has  made  all
                        adjustments   (consisting   only  of  normal   recurring
                        accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2002 and 2001, included in the Company's Form 10KSB filed on March 31, 2003 with the
                        Securities and Exchange Commission. The results of operations and cash flows for the three months ended
                        March 31, 2003, are not necessarily indicative of results for the year ending December 31, 2003.

2.   Stock-Based        The Company accounts for stock-based  compensation under
     Compensation       the  recognition  and  measurement   principles  of  APB
                        Opinion  No.  25,   Accounting   for  Stock   Issued  to
                        Employees, and related  Interpretations.  No stock-based
                        employee  compensation  cost is  reflected in net income
                        (loss),  as all  options  vested had an  exercise  price
                        equal to the market value of the underlying common stock
                        on the  date  of  grant  or the  date of  repricing.  No
                        options were issued or vested during the quarters  ended
                        March 31,  2003 and 2002  therefore,  there  would be no
                        effect  on net  income  and  earnings  per  share if the
                        company   had   applied   the  fair  value   recognition
                        provisions  of FASB  Statement No. 123,  Accounting  for
                        Stock-Based   Compensation,   to  stock-based   employee
                        compensation.

3.   Loss Per           The computation of diluted  earnings per common share is
     Share              based  on  the   weighted   average   number  of  shares
                        outstanding during the year, plus the common stock equivalents. Common stock equivalents arising out of stock options issued to employees and consultants equal to 428,000 and 154,000 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, with conversion prices between $0.14 and $1.00 at March
                        31, 2003 and $1.00 at March 31, 2002. Common stock equivalents have not been included in the diluted earnings per share calculation for the quarters ended
                        March 31, 2003 and 2002 because the effect would be antidilutive.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                          Notes to Consolidated Financial Statements (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------

4.   Discontinued       In an effort to maximize  growth and attain  high-margin
     Operations         revenues,  management  has determined to focus solely on
                        the technology development segment and has discontinued the contract manufacturing and equipment manufacturing segments of its operations effective December 31, 2001.
                        By March 31, 2003, all discontinued assets had been disposed of and all discontinued liabilities had been satisfied.

                        The following is a summary of revenues and expenses from discontinued operations for the three months ended March 31, 2003 and 2002:


                                                      Three Months Ended
                                                           March 31,
                                              ----------------------------------
                                                     2003            2002
                                              ----------------------------------

        Revenue                                $          -    $      76,000
        Costs and expenses                                -           84,000
                                              ----------------------------------

        Net loss before income taxes                      -           (8,000)

        Income taxes                                      -                -
                                              ----------------------------------

                                               $          -    $      (8,000)
                                              ----------------------------------


4.   Subsequent         Subsequent to March 31, 2003,  the Company  repriced its
     Event              outstanding  employee stock options to an exercise price
                        of $0.22 per share, the market price for the Company's common stock on the date of the repricing, and granted new stock options to Company employees entitling them to purchase a total of 1,725,000 shares of Rubicon common stock at an exercise price of $0.22 per share, subject to vesting restrictions.

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------------------

General
-------

Rubicon Medical Corporation conducts research and development activities to generate medical technologies that will be manufactured and marketed worldwide. The primary focus of our research and development activities is the Rubicon Filter. The Rubicon Filter is an embolic protection device designed for use in interventional vascular procedures to reduce embolic complications during stenting. We intend to use the Rubicon Filter platform to launch additional products for use in various other areas of the vasculature system.

Results of Operations
---------------------

Revenue increased to $12,000 in the first quarter 2003, compared to $0 in the first quarter of 2002. The revenue received in 2003 resulted from the completion of development activities related to the Guardian System. Gross profits were $12,000 and $0 in the first quarter of 2003 and 2002, respectively. We do not expect to receive any additional revenues from development of the Guardian System, therefore, we do not anticipate that we will receive any future revenues associated with the Guardian System unless we either enter into a license agreement with a third party with respect to the Guardian System or complete the regulatory approval process and commence product sales.

During the quarter ended March 31, 2003, the Company incurred a net loss of $469,000 compared to a net loss of $513,000 for the same period in 2002. The improvement in 2003 is primarily due to a decrease in operating expenses. Total operating expenses, which include depreciation and amortization expenses, general and administrative (G&A) expenses, and expenses for research and development, were $479,000 in the first quarter of 2003 compared to $499,000 for the same period in 2002. The decrease in operating expenses for the first quarter of 2003 is primarily attributable to a decrease in depreciation expense. In 2002 we fully depreciated certain assets that were acquired in previous years and sold most of the extrusion equipment related to our continuing operations. As a result, depreciation and amortization expense decreased to $12,000 for the first quarter of 2003, compared to $44,000 for the same period in 2002.

G&A expenses also decreased in the first quarter of 2003 to $312,000, compared to $321,000 for the same period in 2002. The decrease was not the result of any specific changes in our operations, although, a reduction in legal and certain salary expenses helped lower our G&A expenses. However, we do not believe this trend will continue and expect G&A expenses will increase in future quarters. We anticipate expenses for regulatory and marketing will increase as we enter into the regulatory approval process and begin marketing efforts for the Rubicon Filter.

Research and development (R&D) costs during the three months ended March 31, 2003 and 2002, relate exclusively to the development of the Rubicon Filter. During the first quarter of 2003 we continued to accelerate our development of the Rubicon Filter. Therefore, our investment in R&D increased to $155,000, compared to $134,000 for the same period in 2002. We expect spending on research and development will continue to increase in the second quarter, as we enter into the clinical phase of development of the Rubicon Filter.

In an effort to maximize growth and attain high-margin revenues, management has determined to focus solely on the technology development segment and has discontinued the contract manufacturing and equipment manufacturing segments of its operations effective December 31, 2001. By March 31, 2003, all discontinued assets had been disposed of and all discontinued liabilities had been satisfied. For the three months ended March 31, 2003, there were no revenues or expenses from discontinued operations. For the three months ended March 31, 2002, there were discontinued revenues of $76,000 and discontinued expenses of $84,000.

Liquidity and Capital Resources
-------------------------------

During the fourth quarter of 2002 Rubicon received a one-time $2.3 Million payment pursuant to the Amendment to the Abbott License Agreement, which substantially improved Rubicon's working capital. At March 31, 2003, Rubicon's working capital was $1,042,000, and the Company had a current ratio of 8.14 to 1, compared to $154,000 in working capital and a current ratio of 2.20 to 1, at March 31, 2002. The Company's working capital decreased from $1,548,000 at December 31, 2002, to $1,042,000 at March 31, 2003 as the Company used cash to fund its operations and pay down current liabilities. As a result, net cash used in continuing operating activities, including adjustments for depreciation and other non-cash operating expenses, increased to $496,000 in the first quarter of 2003, compared to $269,000 for the same period in 2002.

Net cash used in investing activities was $50,000 in the first quarter of 2003, compared to $49,000 in the first quarter of 2002. Rubicon invested $45,000 in intangible assets for patent related costs associated with the Rubicon Filter, and also invested $5,000 in property and equipment in the first quarter of 2003, compared to a $43,000 investment in intangible assets and a $6,000 investment in property and equipment in the first quarter of 2002. We anticipate the development of the Rubicon Filter and other technologies will require a continuing investment in patent related costs. In addition, we anticipate that additional investments in property and equipment will be needed to commence manufacturing of the Rubicon Filter, subject to receipt of the required regulatory approvals.

Net cash used in financing activities was $89,000 in the first quarter of 2003, compared to net cash provided by financing activities of $88,000 for the same period in 2002. Due to the Company's cash position during the first quarter of 2003, it was not necessary to raise additional capital or issue debt to fund our operations. A total of $195,000 in equity financing was raised during the first quarter of 2002. We believe our current cash position can support our current level of operations through 2003, however, additional capital will be required if we elect to enter into clinical trials for either the Rubicon Filter or the Guardian System. We do not currently have any licensing agreements in place that will generate revenue in 2003. Therefore, if we are unable to enter into new licensing agreements for the Guardian System, we will need to obtain additional debt or equity capital to cover the costs of such clinical studies and related product development activities. We have not entered into any agreement or arrangement for the provision of such additional debt or equity funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.

As discussed in Item 5 of this report, subsequent to March 31, 2003, Rubicon repriced its outstanding employee stock options to an exercise price of $0.22 per share, the market price for Rubicon's common stock on the date of the repricing, and granted new stock options to Rubicon employees, directors and a consultant entitling them to purchase a total of 1,725,000 shares of Rubicon common stock at an exercise price of $0.22 per share, subject to vesting restrictions.

Outlook
-------

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

We believe our success will depend on our ability to obtain regulatory approval for the Rubicon Filter and, to a lesser extent, for the Guardian System. Neither product can be sold in any country until the necessary regulatory approvals have been obtained and the upcoming clinical trials of the Rubicon Filter are a crucial step in the regulatory approval process.

Critical Accounting Policies
----------------------------

The Company carries patent rights purchased from outside parties and legal costs incurred to obtain patents on internally developed technologies at cost less accumulated amortization over the estimated useful lives of the patents. The Company reviews its patent assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. Approximately $181,000 of the Company's patent costs at March 31, 2003 are capitalized legal costs incurred to obtain patents related to the Rubicon Filter. The realization of future cash flows related to these patent costs will depend on whether the Company is able to obtain regulatory approvals for its products and generate revenue from the sale of those products. Future cash flows could also result from the sale of patent rights. However, if it is determined that an impairment loss has occurred based on a lack of sufficient future cash flows needed to recover the patent costs, such loss will be recognized in the statement of operations.

Item 3. Controls and Procedures
--------------------------------------------------------------------------------

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

Part II. Other Information
--------------------------

Item 1. Legal Proceedings
-------------------------

The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Changes in Securities and Use of Proceeds.
-------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

Item 5. Other Information.
--------------------------

On April 22, 2003, the issuer's board of directors authorized the re-pricing of all outstanding employee stock options to an exercise price of $0.22 per share, the market price for Rubicon's common stock on the date of the re-pricing. On such date the board of directors also granted new stock options to Rubicon employees, directors and a consultant entitling them to purchase a total of 1,725,000 shares of Rubicon common stock at an exercise price of $0.22 per share. The new options vest over a period of five years with 1/5 of the total options granted vesting each year, subject to the grantee's continued employment with or service to the company. Rubicon believes such actions will provide additional incentive to Rubicon employees to continue their employment with the company and provide quality service to the company as it commences the regulatory approval process for the Rubicon Filter. After giving effect to the repricing and the grant of new options, Rubicon has outstanding employee stock options to purchase a total of 5,268,500 shares of common stock at an exercise price of $0.22 per share, and warrants to purchase 300,000 shares of common stock at exercise prices ranging from $0.26 to $1.00 per share.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits. The following documents are included as exhibits to this report:

Exhibit       SEC Ref.
No.           No.          Title of Document                            Location
--------      ------       -----------------                            --------

99.1                       Certification of Chief Executive Officer

99.2                       Certification of Chief Financial Officer

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2003.


                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 13, 2003                      Rubicon Medical Corporation

                                        By  /s/ Richard J. Linder
                                        ----------------------------------
                                        Richard J. Linder
                                        President / Chief Executive Officer
                                        (Principal Executive Officer)

Date:  May 13, 2003

                                        By  /s/ Dennis M. Nasella
                                        ---------------------------------
                                        Dennis Nasella
                                        Chief Financial Officer
                                        (Principal Financial Officer)

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

Date:  May 13, 2003

                                            By  /s/ Richard J. Linder
                                               --------------------------------
                                            Richard J. Linder
                                            President / Chief Executive Officer
                                            (Principal Executive Officer)

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

Date:  May 13, 2003

                                               By  /s/ Dennis M. Nasella
                                               ---------------------------------
                                               Dennis Nasella
                                               Chief Financial Officer
                                               (Principal Financial Officer)