Form 10QSB
period 2003-06-30
RUBICON MEDICAL CORP
filed 2003-08-14
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q SB

               [X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                          Commission File No. 33351414



                           Rubicon Medical Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                              87-0361403
--------------------------------                           --------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)



2064 W. Alexander, Salt Lake City, Utah                           84119
-----------------------------------------                      ------------
(Address of principal executive offices)                        (Zip Code)

         Issuer's telephone number, including area code: (801) 886-9000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]


The Issuer had 54,773,334 outstanding shares of common stock on August 13, 2003.

                           Rubicon Medical Corporation


                                      INDEX


PART 1.                                                                 Page

FORWARD LOOKING  INFORMATION                                             1

Item 1. Financial Statements                                             2

Consolidated Balance Sheet - June 30, 2003 (Unaudited)                  F-1

Consolidated Statement of Operations - Three and Six
  Months Ended June 30, 2003 and 2002 (Unaudited)                       F-2

Consolidated Statement of Cash Flows - Six Months Ended
  June 30, 2003 and 2002 (Unaudited)                                    F-3

Notes to Consolidated Financial Statements (Unaudited)                  F-5


Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    3

Item 3. Controls and Procedures                                          6

PART II. OTHER INFORMATION                                               7


SIGNATURES                                                              10

EXHIBITS                                                                11

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

Item I. Financial Statements

Rubicon Medical Corporation (the "Company" or the "Issuer"), files herewith its consolidated condensed balance sheet as of June 30, 2003 (unaudited) and the related unaudited consolidated condensed statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2002. Operating results for the periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31,2003.

                                                              RUBICON MEDICAL CORPORATION

                                          Consolidated Condensed Balance Sheet (Unaudited)
                                                                             June 30, 2003
------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                               $      590,000
  Prepaid expenses                                                                 5,000
                                                                          --------------
      Total current assets                                                       595,000

Property and equipment, net                                                      146,000
Intangible assets, net                                                           221,000
                                                                          --------------

                                                                          $      962,000
                                                                          --------------

-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                        $      103,000
  Accrued liabilities                                                             22,000
  Current portion of long-term debt                                               43,000
                                                                          --------------

      Total current liabilities                                                  168,000

Long-term debt                                                                    81,000
                                                                          --------------

      Total liabilities                                                          249,000
                                                                          --------------

Commitments and contingencies                                                          -

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
    shares authorized; 52,773,334 shares
    issued and outstanding                                                        53,000
  Additional paid-in capital                                                   4,034,000
  Deferred compensation                                                           (4,000)
  Accumulated deficit                                                         (3,370,000)
                                                                          --------------

      Total stockholders' equity                                                 713,000
                                                                          --------------

                                                                          $      962,000
                                                                          ==============

See accompanying notes to consolidated condensed financial statements.               F-1

                                                                                          RUBICON MEDICAL CORPORATION

                                                           Consolidated Condensed Statement of Operations (Unaudited)
                                                                    Three and Six Months Ended June 30, 2003 and 2002
---------------------------------------------------------------------------------------------------------------------


                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                           June 30,
                                                  ----------------------------       ----------------------------
                                                      2003             2002             2003              2002
                                                      ----             ----             ----              ----
Sales, net                                        $         -       $  117,000       $    12,000        $ 117,000
Cost of sales                                               -            3,000                 -            3,000
                                                  -----------       ----------       -----------        ---------

      Gross profit                                          -          114,000            12,000          114,000
                                                  -----------       ----------       -----------        ---------

Operating expenses:
  General and administrative                        1,083,000          242,000         1,370,000          566,000
  Research and development                            244,000          189,000           424,000          320,000
  Depreciation and amortization                        18,000           44,000            29,000           88,000
                                                  -----------       ----------       -----------        ---------

      Total operating expenses                      1,345,000          475,000         1,823,000          974,000
                                                  -----------       ----------       -----------        ---------

      Loss from continuing operations              (1,345,000)        (361,000)       (1,811,000)        (860,000)
                                                  -----------       ----------       -----------        ---------

Other income (expense):
  Interest income                                       4,000                -            10,000            1,000
  Interest expense                                     (2,000)         (53,000)          (10,000)         (60,000)
  Other                                                42,000                -            42,000                -
                                                  -----------       ----------       -----------        ---------

      Total other income (expense)                     44,000          (53,000)           42,000          (59,000)
                                                  -----------       ----------       -----------        ---------

      Loss before benefit for income taxes
      and discontinued operations                  (1,301,000)        (414,000)       (1,769,000)        (919,000)
                                                  -----------       ----------       -----------        ---------

Income tax benefit                                          -                -                 -                -
                                                  -----------       ----------       -----------        ---------

Net loss from continuing operations                (1,301,000)        (414,000)       (1,769,000)        (919,000)
                                                  -----------       ----------       -----------        ---------

      Loss from discontinued operations,
      net of income taxes                                   -           (8,000)                -          (16,000)
                                                  -----------       ----------       -----------        ---------

      Net loss                                    $(1,301,000)      $ (422,000)      $(1,769,000)       $(935,000)
                                                  ===========       ==========       ===========       ==========

Loss per common share - basic and diluted
  Continuing operations                           $     (0.02)      $    (0.01)      $     (0.03)       $   (0.02)
  Discontinued operations                                   -                -                 -                -
                                                  -----------       ----------       -----------       ----------

                                                  $     (0.02)      $    (0.01)      $     (0.03)       $   (0.02)
                                                  ===========       ==========       ===========       ==========

Weighted average shares - basic and diluted        52,773,000       51,977,000        52,773,000       51,977,000
                                                  ===========       ==========       ===========       ==========


-----------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.                                        F-2

                                                                                         RUBICON MEDICAL CORPORATION

                                                            Consolidated Condensed Statement of Cash Flows (Unaudited)
                                                                                             Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------

                                                                             2003                          2002
                                                                         ------------                 ------------
Cash flows from operating activities:
  Net loss                                                               $ (1,769,000)                $   (935,000)
  Loss from discontinued operations                                                 -                       16,000
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                            29,000                       88,000
      Amortization of deferred compensation                                    16,000                       42,000
      Effective interest on beneficial conversion feature                           -                       50,000
      Variable stock option compensation expense                              748,000                            -
      Gain on settlement paid in warrants                                     (42,000)                           -
      (Increase) decrease in:
        Accounts receivable                                                    56,000                      173,000
        Prepaid expenses                                                        5,000                        6,000
        Income tax receivable                                                       -                       29,000
      Increase (decrease) in:
        Accounts payable                                                     (102,000)                      12,000
        Accrued liabilities                                                     4,000                       (3,000)
                                                                         ------------                 ------------

            Net cash used in continuing operating activities               (1,055,000)                    (522,000)
            Net cash used in discontinued operating activities                      -                      (54,000)
                                                                         ------------                 ------------

Net cash used in operating activities                                      (1,055,000)                    (576,000)
                                                                         ------------                 ------------

Cash flows from investing activities:
  Purchase of intangible assets                                               (71,000)                     (43,000)
  Purchase of property and equipment                                           (4,000)                      (7,000)
                                                                         ------------                 ------------

            Net cash used in continuing investing activities                  (75,000)                     (50,000)
            Net cash used in discontinued investing activities                      -                            -
                                                                         ------------                 ------------

            Net cash used in investing activities                             (75,000)                     (50,000)
                                                                         ------------                 ------------

Cash flows from financing activities:
  Principal payments on long-term debt                                        (14,000)                     (48,000)
  Proceeds from related party long-term debt                                        -                      155,000
  Proceeds from convertible note payable                                            -                       50,000
  Purchase of treasury stock                                                        -                      (65,000)
  Proceeds from issuance of common stock                                            -                      246,000
                                                                         ------------                 ------------

            Net cash (used in) provided by continuing
              financing activities                                            (14,000)                     338,000
            Net cash used in discontinued financing activities                (82,000)                     (20,000)
                                                                         ------------                 ------------

            Net cash (used in) provided by financing activities               (96,000)                     318,000
                                                                         ------------                 ------------

Net decrease in cash and cash equivalents                                  (1,226,000)                    (308,000)

Cash and cash equivalents at beginning of period                            1,816,000                      366,000
                                                                         ------------                 ------------

Cash and cash equivalents at end of period                               $    590,000                 $     58,000
                                                                         ============                 ============


------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.                                         F-3

                                                                                   RUBICON MEDICAL CORPORATION

                                                   Consolidated Condensed Statement of Cash Flows (Unaudited)
                                                                                                    Continued
-------------------------------------------------------------------------------------------------------------


Supplemental Cash Flow Information (unaudited):

During the six months ended June 30, 2003, the Company:

         o Purchased property and equipment with debt for $60,000.

During the six months ended June 30, 2002, the Company:

         o Issued common stock in exchange for debt of $200,000.

         o Issued common stock in satisfaction of a liability of $280,000.


                                                                                Six Months Ended
                                                                                    June 30,
                                                                       ------------------------------------
                                                                             2003              2002
                                                                       ------------------------------------
Cash paid during the period for:
                  Interest                                              $         10,000   $        10,000
                                                                        ================   ===============

                  Income taxes                                          $              -   $             -
                                                                        ================   ===============

-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.                                  F-4

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                   June 30, 2003
--------------------------------------------------------------------------------

1.  Interim       The consolidated condensed financial statements for the three
    Financial     and six months ended June 30, 2003 and 2002, are unaudited.
    Statements    However, management, in its opinion, has made all adjustments
                  (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2002 and 2001, included in the Company's Form 10KSB filed on March 31, 2003 with the Securities and Exchange Commission. The results of operations and cash flows for the three and six months ended June 30, 2003, are not necessarily indicative of results for the year ending December 31, 2003.



2.  Stock-Based   The Company accounts for stock-based compensation under the
    Compensation  recognition and measurement principles of APB Opinion No. 25,
                  Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123,
                  "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25,
                  "Accounting for Stock Issued to Employees" ("APB Opinion No.
                  25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans except for options that have been repriced and are subject to variable accounting. Compensation cost for repriced stock options has been recorded in accordance with FASB
                  Interpretation Number 44, "Accounting for Certain Transactions
                  Involving Stock Compensation". Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No.
                  123, the Company's net earnings would have been changed by the following:

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

2.  Stock-Based
    Compensation
    Continued

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                               ------------------------------ -----------------------------
                                                    2003           2002            2003          2002
                                               ------------------------------ -----------------------------
                  Net loss, as reported         $   (1,301,000)  $  (422,000)   $  (1,769,000) $  (935,000)

                  Add:   Stock-based employee
                  compensation expense
                  included in reported net
                  income, net of related tax
                  effects                              748,000             -          748,000            -

                  Deduct:  Total stock-based
                  employee compensation
                  expense determined under
                  fair value based method for
                  all awards, net of related
                  tax effects                          (24,000)            -          (24,000)           -
                                                --------------   -----------    -------------  -----------

                  Pro forma net loss            $    (577,000)   $  (422,000)   $  (1,044,000) $  (935,000)
                                                =============    ===========    =============  ===========

                  Earnings per share-

                     Basis - as reported        $        (0.02)  $     (0.01)   $       (0.03) $     (0.02)
                                                =============    ===========    =============  ===========

                     Basis - pro forma          $        (0.01)  $     (0.01)   $       (0.02) $     (0.02)
                                                =============    ===========    =============  ===========

                     Diluted - as reported      $        (0.02)  $     (0.01)   $       (0.03) $     (0.02)
                                                =============    ===========    =============  ===========

                     Diluted - pro forma        $        (0.01)  $     (0.01)   $       (0.02) $     (0.02)
                                                =============    ===========    =============  ===========

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

3.  Loss Per      The computation of basic earnings per common share is computed
    Share         using the weighted average number of common shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

4.  Discontinued  In an effort to maximize growth and attain high-margin
    Operations    revenues, management has determined to focus solely on the technology development segment and has discontinued the contract manufacturing and equipment manufacturing segments of its operations effective December 31, 2001. By June 30, 2003, all discontinued assets had been disposed of and all discontinued liabilities had been satisfied.

                  The following is a summary of revenues and expenses from discontinued operations for the six months ended June 30, 2003 and 2002:

                                                                     Six Months Ended
                                                                       June 30,
                                                           ----------------------------------
                                                                 2003               2002
                                                           ----------------------------------
                  Revenue                                   $           -     $       76,000
                  Costs and expenses                                    -             92,000
                                                            -------------     --------------

                  Net loss before income taxes                          -           (16,000)

                  Income taxes                                          -                  -
                                                            -------------     --------------

                                                            $           -     $     (16,000)
                                                            =============     =============

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

5.  Subsequent    On July 17, 2003, the Company sold 2,000,000 shares of common
    Event         stock for $2,000,000 to Boston Scientific, a medical device company.

                  In connection with the investment, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston Scientific a binding irrevocable option to acquire all of their shares for an initial consideration of $2 per share payable, at the option of Boston Scientific, in cash or shares of Boston Scientific common stock plus additional "earn-out" amounts of up to $1.50 per share if certain performance milestones are achieved. Boston Scientific has agreed that if it exercises the option to acquire the shares of the two largest stockholders, it will also make an offer to acquire all shares of common stock of Rubicon Medical held by all other stockholders on the same terms, including price and form of consideration.

                  The option is exercisable for a period of 90 days and may be extended if Boston Scientific purchases an additional 2 million shares of Rubicon common stock for $2 million. The earn-out amounts generally consist of an additional $0.50 per share if Rubicon develops a stroke therapy device that meets certain stringent independent testing requirements prior to September 30, 2004, and an additional amount of $1.00 per share if net sales of Rubicon's embolic protection filter exceed $50 million in any twelve-month period during the five years following its receipt of both a CE Mark and FDA approval for the Rubicon Filter.

                  During the 90-day term of the option (which may be extended as provided above), Rubicon, the two largest stockholders and Boston Scientific will negotiate exclusively to enter into definitive agreements setting forth additional terms and conditions and providing for an additional $15 million equity investment by Boston Scientific ($13 million if the option to extend is exercised), following which it will own a total of 18 percent of Rubicon's fully diluted equity. Upon the execution of definitive agreements, the initial option with the controlling stockholders will effectively be replaced with a new option containing substantially the same material provisions except that the new option will not expire until 90 days after Rubicon's receipt of both a CE Mark and FDA approval for the Rubicon Filter.

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


Results of Operations

The Company did not generate any revenue during the second quarter of 2003, compared to $117,000 in revenues for the same period last year. For the six-month period ending June 30, 2003, total revenues were $12,000 compared to $117,000 in revenue for the same six-month period in 2002. The Company's revenue has resulted primarily from the development activities related to the Guardian System. We do not expect to receive any future revenues from the Guardian System technology, unless we either enter into a license agreement with a third party or complete the regulatory approval process and commence product sales.

Total operating expenses, which include depreciation and amortization expenses, general and administrative (G&A) expenses, and expenses for research and development (R&D), were $1,345,000 in the second quarter of 2003 compared to $475,000 for the same period in 2002. For the first six months of 2003, operating expenses were $1,823,000, compared to $974,000 for the same period in 2002. Operating expenses increased during the second quarter of 2003 due to increased costs associated with both G&A and R&D expenses as explained below.

G&A expenses increased during the second quarter of 2003 to $1,083,000 compared to $242,000 for the same period in 2002. For the six-month period ending June 30, 2003, G&A expenses were $1,370,000 compared to $566,000 for the same period in 2002. The increase was primarily due to a non-cash expense related to the Company's stock options. During the second quarter of 2003, Rubicon repriced all its outstanding stock options to a new exercise price of $.22 per share, the then current market price of Rubicon's common stock. The modification to the original terms of the stock option grants has been accounted for as a re-pricing of options, which requires variable accounting. Under variable accounting, Rubicon is required to record a compensation expense each quarter in an amount equal to the increase in the market price of the Company's common stock above the exercise price of its outstanding stock options. Subsequent increases or decreases to compensation expense are dependent upon the fluctuations in the market price of the Company's common stock. Rubicon's common stock had a market price of $.70 on June 30, 2003, which resulted in a $748,000 non-cash compensation expense. Without this expense, total G&A expenses for the three and six month periods ending June 30, 2003 would have been $335,000 and $622,000, respectively.

--------------------------------------------------------------------------------

Furthermore, in the second quarter 2003, the Company hired both a Vice President of Sales and Marketing and a Director of International Sales to begin the process of marketing the Rubicon Filter and once regulatory approval in Europe is obtained, to initiate sales of the Rubicon Filter. We expect expenses for sales and marketing will continue to increase as we intensify our efforts to introduce the Rubicon Filter to physicians and develop relationships with European customers.

During the second quarter of 2003, we continued to focus our efforts on the development of the Rubicon Filter. As a result, our investment in R&D increased to $244,000 compared to $189,000 for the same period in 2002. R&D costs during the six months ended June 30, 2003 were $424,000 compared to $320,000 in 2002. During the second quarter of 2003, the Company hired a Vice President of Clinical and Regulatory Affairs, a Director of Clinical Affairs, and a Manager of Regulatory and Clinical Affairs to assist with the regulatory approval process for the Rubicon Filter. We foresee that spending on research and development will continue to increase in the third quarter of 2003, as we move forward with the European regulatory approval process and begin to focus more R&D efforts towards the development of a stroke therapy device.

The increase in operating expenses and the lack of revenues during the second quarter 2003 resulted in a net loss of $1,301,000 compared to a net loss of $422,000 for the same period in 2002. For the first six months of 2003, the Company incurred a net loss of $1,769,000 versus a net loss of $935,000 for the same period in 2002. The increase in the net loss, for both the three and six month periods, is primarily attributable to the $748,000 non-cash expense related to the Company's outstanding stock options.

Liquidity and Capital Resources

During the fourth quarter of 2002, Rubicon received a one-time $2.3 million payment pursuant to the Amendment to the Abbott License Agreement, which substantially improved Rubicon's working capital. At June 30, 2003, Rubicon's working capital was $427,000, and the Company had a current ratio of 3.54 to 1, compared to $47,000 in working capital and a current ratio of 1.23 to 1, at June 30, 2002. The Company's working capital decreased from $1,548,000 at December 31, 2002, to $427,000 at June 30, 2003 as the Company used cash to fund its operations and pay down current liabilities. As a result, net cash used in continuing operating activities, including adjustments for depreciation and other non-cash operating expenses, increased to $1,055,000 in the first six months of 2003, compared to $522,000 for the same period in 2002.

During the second quarter of 2003, Rubicon entered into a Settlement Agreement and Release with Equity Capital Partners (Equity) pursuant to which warrants entitling Equity to purchase 300,000 shares of Rubicon common stock at various exercise prices were cancelled. The warrants had originally been issued to Equity pursuant to a Public Relations Service Agreement, dated July 19, 2002. Rubicon had previously recorded a compensation expense with respect to the warrants and the cancellation resulted in a $42,000 gain.

--------------------------------------------------------------------------------

Net cash used in investing activities was $75,000 during the six months ended June 30, 2003, compared to $50,000 for the same period in 2002. Rubicon invested $71,000 in intangible assets for patent related costs associated with the Rubicon Filter and invested $4,000 in property and equipment during the first six months of 2003, compared to a $43,000 investment in intangible assets and a $7,000 investment in property and equipment in the first quarter of 2002. During the first six months of 2003, the Company also purchased $60,000 of property which it financed through a long-term debt agreement. We anticipate that the development of the Rubicon Filter and other technologies will require a continuing investment in patent related costs. In addition, we anticipate that additional investments in property and equipment will be required as we enter into the manufacturing phase of the Rubicon Filter, once we receive the required regulatory approvals.

Net cash used in financing activities was $96,000 in the first six months of 2003, compared to net cash provided by financing activities of $318,000 for the same period in 2002. Due to the Company's improved cash position during the first six months of 2003, as compared with the same period in 2002, it was not necessary to raise additional capital or issue debt to fund our operations, as was the case for the same period in 2002, when the Company raised $246,000 through equity financing and $120,000 through various debt instruments

As discussed in Item 5 of this report, subsequent to June 30, 2003, Boston Scientific Corporation purchased 2 million shares of Rubicon common stock for $2 million. The equity investment has substantially improved our working capital and we believe our current cash position can support our current level of operations through 2003. However, additional capital will be required to cover the costs associated with the commencement of the regulatory approval process for the Rubicon Filter in the United States. Therefore, if the Company is unable to enter into definitive agreements with Boston Scientific and secure an additional $15 million equity investment, we will need to obtain additional debt or equity capital in order to fund our operations beyond 2003 and cover the costs of the U.S. regulatory approval process. There can be no assurance that the Company will be able to enter into definitive agreements with Boston Scientific or that it will be able to obtain additional debt or equity capital on terms acceptable to it or at all.

Outlook

We believe our success will depend on our ability to obtain regulatory approval for the Rubicon Filter and, to a lesser extent, for the Guardian System. Neither product can be sold in any country until the necessary regulatory approvals have been obtained and the upcoming clinical trials of the Rubicon Filter are a crucial step in the regulatory approval process.

Rubicon has completed the design phase of the Rubicon Filter and has plans to begin human clinical trials in Germany. No assurances can be given that the clinical trials will be completed in accordance with Rubicon's projections or that CE Mark clearance will be obtained.

--------------------------------------------------------------------------------

As discussed in Item 5, Rubicon has entered into a preliminary agreement with Boston Scientific and will be negotiating exclusively with Boston Scientific to enter into definitive agreements and finalize a broader relationship. However, no assurances can be given that additional agreements will be entered into or that Boston Scientific will make any additional investment in Rubicon.

Critical Accounting Policies

 Rubicon carries patent rights purchased from outside parties and legal costs incurred to obtain patents on internally developed technologies at cost, less accumulated amortization, over the estimated useful lives of the patents. Rubicon reviews its patent assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. Approximately $207,000 of Rubicon's patent costs at June 30, 2003 are capitalized legal costs incurred to obtain patents related to the Rubicon Filter. The realization of future cash flows related to these patent costs will depend on whether Rubicon is able to obtain regulatory approvals for its products and generate revenue from the sale of those products. Future cash flows could also result from the sale of patent rights. However, if it is determined that an impairment loss has occurred based on a lack of sufficient future cash flows needed to recover the patent costs, such loss will be recognized in the statement of operations.


Item 3. Controls and Procedures
-------------------------------

         The Company's President and Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of June 30, 2003) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls during the most recent fiscal quarter , including any corrective actions with regard to significant deficiencies and material weaknesses.

--------------------------------------------------------------------------------

Part II. Other Information
--------------------------

Item 1. Legal Proceedings
-------------------------

The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.


Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

Item 5. Other Information.
--------------------------

On July 17, 2003, Rubicon and its two largest stockholders entered into a term sheet and agreement with Boston Scientific Corporation pursuant to which Boston Scientific purchased 2 million shares of Rubicon common stock for $2 million. In addition, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston Scientific a binding irrevocable option to acquire all of their shares for an initial consideration of $2 per share payable, at the option of Boston Scientific, in cash or shares of Boston Scientific common stock plus additional "earn-out" amounts of up to $1.50 per share if certain performance milestones are achieved. Boston Scientific agreed that if it exercised the option to acquire the shares of the two largest stockholders, it would also make an offer to acquire all shares of common stock of Rubicon held by all other stockholders on the same terms, including price and form of consideration.

The option is exercisable for a period of 90 days from the date of the agreement and may be extended if Boston Scientific purchases an additional 2 million shares of Rubicon common stock for $2 million. The earn-out amounts generally consist of an additional $0.50 per share if Rubicon develops a stroke therapy device that meets certain stringent independent testing requirements prior to September 30, 2004, and an additional amount of $1.00 per share if net sales of Rubicon's embolic protection filter exceed $50 million in any twelve-month period during the five years following its receipt of both a CE Mark and FDA approval for the Rubicon Filter.

--------------------------------------------------------------------------------

The term sheet provides that during the 90-day term of the option (which may be extended as provided above), Rubicon, its two largest stockholders and Boston Scientific will negotiate exclusively to enter into definitive agreements setting forth additional terms and conditions and providing for an additional $15 million equity investment by Boston Scientific ($13 million if the option to extend is exercised), following which it will own a total of 18 percent of Rubicon's fully diluted equity. Upon execution of definitive agreements, the initial option with the stockholders will effectively be replaced with a new option containing substantially the same material provisions except that the new option will not expire until 90 days after Rubicon's receipt of both a CE Mark and FDA approval for the Rubicon Filter.

--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits. The following documents are included as exhibits to this report:

Exhibit     SEC Ref.
 No.          No.                       Title of Document                           Location
-------     --------                    -----------------                           --------

31.1          31      Section 302 Certification of Chief Executive Officer         This Filing

31.2          31      Section 302 Certification of Chief Financial Officer         This Filing

32.1          32      Section 1350 Certification of Chief Executive Officer        This Filing

32.2          32      Section 1350 Certification of Chief Financial Officer        This Filing

--------------------------------------------------------------------------------

         (b) Reports on Form 8-K. Rubicon did not file any current reports on Form 8-K during the quarter ended June 30, 2003.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Rubicon Medical Corporation



Date:  August 13, 2003                      By /s/ Richard J. Linder
                                               ---------------------------------
                                               Richard J. Linder
                                               President/Chief Executive Officer
                                               (Principal Executive Officer)



Date:  August 13, 2003                      By /s/ Dennis M. Nasella
                                               ---------------------------------
                                               Dennis M. Nasella
                                               Chief Financial Officer
                                               (Principal Financial Officer)

--------------------------------------------------------------------------------
                                                                              10