Form 10QSB
period 2003-09-30
RUBICON MEDICAL CORP
filed 2003-11-14
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q SB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                          Commission File No. 333-51414


                           Rubicon Medical Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                87-0361403
         --------------------------------              -------------------
         (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)               Identification No.)



          2064 W. Alexander, Salt Lake City, Utah                84119
         ----------------------------------------              -----------
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

                                 YES [X] NO [ ]

The Issuer had 54,773,334 outstanding shares of common stock on November 13, 2003.

                           Rubicon Medical Corporation


                                      INDEX


PART 1.                                                                  Page
                                                                         ----

FORWARD LOOKING  INFORMATION                                               1

Item 1. Financial Statements                                               2

Consolidated Balance Sheet - September 30, 2003 (Unaudited)               F-1

Consolidated Statement of Operations - Three and Nine
  Months Ended September 30, 2003 and 2002 (Unaudited)                    F-2

Consolidated Statement of Cash Flows - Nine Months Ended
  September 30, 2003 and 2002 (Unaudited)                                 F-3

Notes to Consolidated Financial Statements (Unaudited)                    F-5


Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      3

Item 3. Controls and Procedures                                            6

PART II. OTHER INFORMATION                                                 7


SIGNATURES                                                                 9

EXHIBITS

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

Item I. Financial Statements

Rubicon Medical Corporation (the "Company" or the "Issuer") files herewith its consolidated condensed balance sheet as of September 30, 2003 (unaudited) and the related unaudited consolidated condensed statements of operations and cash flows for the periods ended September 30, 2003 and 2002. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company's audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2002. Operating results for the periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31,2003.

                                                             RUBICON MEDICAL CORPORATION
                                        Consolidated Condensed Balance Sheet (Unaudited)
                                                                      September 30, 2003
----------------------------------------------------------------------------------------

Assets
Current assets:
Cash and cash equivalents                                                 $    1,739,000
Prepaid expenses                                                                   5,000
                                                                          --------------
Total current assets                                                           1,744,000

Property and equipment, net                                                      147,000
Intangible assets, net                                                           247,000
                                                                          --------------
                                                                          $    2,138,000
                                                                          ==============

-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                          $      127,000
Accrued liabilities                                                               25,000
Current portion of long-term debt                                                 43,000
                                                                          --------------
Total current liabilities                                                        195,000

Long-term debt                                                                    71,000
                                                                          --------------
Total liabilities                                                                266,000
                                                                          --------------

Commitments and contingencies                                                          -

Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares
  shares authorized; 54,773,334 shares
  issued and outstanding                                                          55,000
Additional paid-in capital                                                     6,450,000
Deferred compensation                                                           (130,000)
Accumulated deficit                                                           (4,503,000)
                                                                          --------------

Total stockholders' equity                                                     1,872,000
                                                                          --------------

                                                                          $    2,138,000
                                                                          ==============

See accompanying notes to consolidated condensed financial statements.                 F-1

                                                                                        RUBICON MEDICAL CORPORATION
                                                         Consolidated Condensed Statement of Operations (Unaudited)
                                                            Three and Nine Months Ended September 30, 2003 and 2002
-------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended                Nine Months Ended
                                                          September 30,                      September 30,
                                                  ----------------------------------------------------------------
                                                       2003             2002             2003              2002
                                                  ----------------------------------------------------------------
Sales, net                                        $         -       $   65,000       $    12,000       $  182,000
Cost of sales                                               -            4,000                 -            7,000
                                                  ------------      -----------      ------------      -----------

Gross profit                                                -           61,000            12,000          175,000
                                                  ------------      -----------      ------------      -----------

Operating expenses:
General and administrative                            800,000          304,000         2,170,000          870,000
Research and development                              317,000           76,000           742,000          396,000
Depreciation and amortization                          19,000           43,000            48,000          131,000
                                                  ------------      -----------      ------------      -----------

Total operating expenses                            1,136,000          423,000         2,960,000        1,397,000
                                                  ------------      -----------      ------------      -----------

Loss from continuing operations                    (1,136,000)        (362,000)       (2,948,000)      (1,222,000)
                                                  ------------      -----------      ------------      -----------

Other income (expense):
Interest income                                         7,000            2,000            16,000            2,000
Interest expense                                       (3,000)          (8,000)          (12,000)         (67,000)
Other                                                       -            1,000            42,000            1,000
                                                  ------------      -----------      ------------      -----------

Total other income (expense)                            4,000           (5,000)           46,000          (64,000)
                                                  ------------      -----------      ------------      -----------

Loss before benefit
  for income taxes and
  discontinued operations                          (1,132,000)        (367,000)       (2,902,000)      (1,286,000)
                                                  ------------      -----------      ------------      -----------

Income tax benefit                                          -                -                 -                -
                                                  ------------      -----------      ------------      -----------

Net loss from continuing operations                (1,132,000)        (367,000)       (2,902,000)      (1,286,000)
                                                  ------------      -----------      ------------      -----------

Loss from discontinued
  operations, net of income taxes                           -           (3,000)                -          (19,000)
                                                  ------------      -----------      ------------      -----------

Net loss                                          $(1,132,000)      $ (370,000)      $(2,902,000)      $(1,305,000)
                                                  ============      ===========      ============      ===========

Loss per common share - basic and diluted
Continuing operations                             $     (0.02)      $    (0.01)      $     (0.05)      $    (0.02)
Discontinued operations                                     -                -                 -                -
                                                  ------------      -----------      ------------      -----------

                                                  $     (0.02)      $    (0.01)      $     (0.05)      $    (0.02)
                                                  ============      ===========      ============      ===========

Weighted average shares - basic and diluted        54,422,000       52,372,000        53,325,000       52,137,000
                                                  ============      ===========      ============      ===========

See accompanying notes to consolidated condensed financial statements.                                        F-2

                                                                                        RUBICON MEDICAL CORPORATION
                                                         Consolidated Condensed Statement of Cash Flows (Unaudited)
                                                                                    Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------

                                                                           2003                      2002
                                                                    ------------------------------------------
Cash flows from operating activities:
Net loss                                                              $ (2,902,000)             $ (1,305,000)
Loss from discontinued operations                                                -                    19,000
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                               48,000                   131,000
Amortization of deferred compensation                                       28,000                    53,000
Effective interest on beneficial conversion feature                              -                    50,000
Variable stock option compensation expense                               1,028,000                         -
Common stock issued for services                                                 -                   177,000
Gain on settlement paid in warrants                                        (42,000)                        -
Loss on disposition of assets                                                    -                     8,000
(Increase) decrease in:
Accounts receivable                                                         56,000                   176,000
Prepaid expenses                                                             5,000                   (68,000)
Income tax receivable                                                            -                   163,000
Increase (decrease) in:
Accounts payable                                                           (78,000)                   28,000
Accrued liabilities                                                          7,000                    12,000
                                                                      ------------              ------------

Net cash used in continuing operating activities                        (1,850,000)                 (556,000)
Net cash used in discontinued operating activities                               -                   (27,000)
                                                                      ------------              ------------

Net cash used in operating activities                                   (1,850,000)                 (583,000)
                                                                      ------------              ------------

Cash flows from investing activities:
Purchase of intangible assets                                              (97,000)                  (83,000)
Purchase of property and equipment                                         (24,000)                   (7,000)
                                                                      ------------              ------------

Net cash used in continuing investing activities                          (121,000)                  (90,000)
Net cash used in discontinued investing activities                               -                         -
                                                                      ------------              ------------

Net cash used in investing activities                                     (121,000)                  (90,000)
                                                                      ------------              ------------

Cash flows from financing activities:
Principal payments on long-term debt                                       (24,000)                  (63,000)
Proceeds from related party long-term debt                                       -                   180,000
Proceeds from convertible note payable                                           -                    50,000
Purchase of treasury stock                                                       -                   (65,000)
Proceeds from issuance of common stock                                   2,000,000                   307,000
                                                                      ------------              ------------

Net cash provided by continuing financing activities                     1,976,000                   409,000
Net cash used in discontinued financing activities                         (82,000)                  (30,000)
                                                                      ------------              ------------

Net cash provided by financing activities                                1,894,000                   379,000
                                                                      ------------              ------------

Net decrease in cash and cash equivalents                                  (77,000)                 (294,000)

Cash and cash equivalents at beginning of period                         1,816,000                   366,000
                                                                      ------------              ------------

Cash and cash equivalents at end of period                            $  1,739,000              $     72,000
                                                                      ============              ============

See accompanying notes to consolidated condensed financial statements.                                     F-3

                                                     RUBICON MEDICAL CORPORATION
                      Consolidated Condensed Statement of Cash Flows (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------


Supplemental Cash Flow Information (unaudited):

During the nine months ended September 30, 2003, the Company:

         o Purchased property and equipment with a note payable of $60,000.

         o Issued stock options that was recorded as deferred compensation of $138,000. The deferred compensation is being amortized over the vesting period of the stock options.

During the nine months ended September 30, 2002, the Company:

         o Issued common stock in exchange for convertible debt of $50,000.


                                                    Nine Months Ended
                                                      September 30,
                                           ------------------------------------
                                                 2003              2002
                                           ------------------------------------
Cash paid during the period for:
         Interest                          $          12,000 $          67,000
                                           ====================================
         Income taxes                      $               - $           1,000
                                           ====================================


See accompanying notes to consolidated condensed financial statements.       F-4

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                              September 30, 2003
--------------------------------------------------------------------------------

1. Interim        The consolidated condensed financial statements for the three
   Financial      and nine months ended September 30, 2003 and 2002 are
   Statements     unaudited. However, management, in its opinion, has made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2002 and 2001, included in the Company's Form 10KSB filed on March 31,
                  2003 with the Securities and Exchange Commission. The results of operations and cash flows for the periods ended September
                  30, 2003, are not necessarily indicative of results for the year ending December 31, 2003.

2. Stock-Based    The Company accounts for stock-based compensation under the
   Compensation   recognition and measurement principles of APB Opinion No. 25,
                  Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123,
                  "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25,
                  "Accounting for Stock Issued to Employees" ("APB Opinion No.
                  25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans except for options that have been repriced and are subject to variable accounting. Compensation cost for repriced stock options has been recorded in accordance with FASB
                  Interpretation Number 44, "Accounting for Certain Transactions
                  Involving Stock Compensation". Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No.
                  123, the Company's net earnings would have been changed by the following as set forth in the table below:

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

2. Stock-Based
   Compensation
   Continued

                                                       Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                     ------------------------       -----------------------------
                                                        2003           2002             2003             2002
                                                     ----------    ----------       ------------     ------------
Net loss, as reported                              $ (1,132,000)   $ (370,000)      $ (2,902,000)    $ (1,305,000)

Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects                                  280,000             -          1,028,000                -

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                    -             -            (24,000)               -
                                                     ----------    ----------       ------------     ------------
Pro forma net loss                                   $ (852,000)   $ (370,000)      $ (1,898,000)    $ (1,305,000)
                                                     ==========    ==========       ============     ============

Earnings per share -

   Basic - as reported                               $    (0.02)   $    (0.01)      $      (0.05)    $      (0.02)
                                                     ==========    ==========       ============     ============
   Basic - pro forma                                 $    (0.02)   $    (0.01)      $      (0.04)    $      (0.02)
                                                     ==========    ==========       ============     ============
   Diluted - as reported                             $    (0.02)   $    (0.01)      $      (0.05)    $      (0.02)
                                                     ==========    ==========       ============     ============
   Diluted - pro forma                               $    (0.02)   $    (0.01)      $      (0.04)    $      (0.02)
                                                     ==========    ==========       ============     ============

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

2. Stock-Based    The fair value of each option grant is estimated at the date
   Compensation   of grant using the Black-Scholes option pricing model with the
   Continued      following assumptions:

                                                              September 30,
                                                            2003          2002
                                                         ----------    ---------

                  Expected dividend yield                 $      -     $      -
                  Expected stock price volatility              156%          62%
                  Risk-free interest rate                     3.07%        4.56%
                  Expected life of options                  5 years      5 years



                  The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002 is $.31 and $.36, respectively.


3. Loss Per       The computation of basic earnings per common share is computed
   Share          using the weighted average number of common shares outstanding during each year.

                  The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year. Options to purchase 5,933,500 and 3,818,500 shares of common stock at prices ranging from $.14 to $.80 were outstanding at September 30, 2003 and 2002, respectively. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

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


                  The following is a summary of revenues and expenses from discontinued operations for the nine months ended September 30, 2003 and 2002:

                                                          Nine Months Ended
                                                            September 30,
                                                       ------------------------
                                                          2003          2002
                                                       ------------------------
                  Revenue                              $       -     $  76,000
                  Costs and expenses                           -        95,000
                                                       ------------------------
                  Net loss before income taxes                 -       (19,000)
                  Income taxes                                 -             -
                  Net loss
                                                       $       -     $ (19,000)
                                                       =======================

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

5. Common         On July 17, 2003, the Company sold 2,000,000 shares of common
   Stock          stock for $2,000,000 to Boston Scientific, a medical device company.

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

                  The option is exercisable for a period of 90 days and may be extended if Boston Scientific purchases an additional 2 million shares of Rubicon common stock for $2 million. The earn-out amounts generally consist of an additional $0.50 per share if Rubicon develops a stroke therapy device that meets certain stringent independent testing requirements prior to September 30, 2004, and an additional amount of $1.00 per share if net sales of Rubicon's embolic protection filter exceed $50 million in any twelve-month period during the five years following its receipt of both a CE Mark and FDA marketing clearance for the Rubicon Filter.

                  During the 90-day term of the option (which may be extended as provided above), Rubicon, the two largest stockholders and Boston Scientific agreed to negotiate exclusively to enter into definitive agreements setting forth additional terms and conditions and providing for an additional $15 million equity investment by Boston Scientific ($13 million if the option to extend is exercised), following which it will own a total of 18 percent of Rubicon's fully diluted ownership. Upon the execution of definitive agreements, the initial option with the controlling stockholders will effectively be replaced with a new option containing substantially the same material provisions except that the new option will not expire until 90 days after Rubicon's receipt of both a CE Mark and FDA clearance for the Rubicon Filter.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

6. Subsequent     On October 29, 2003 the Company and its controlling
   Event          stockholders entered into agreements with Boston Scientific
                  Corporation that superceded the term sheet and agreement entered into between the parties on July 16, 2003. Pursuant to the agreements, Boston Scientific Corporation purchased
                  1,090,147 shares of Rubicon Series A Preferred Stock, convertible into 10,901,470 shares of Rubicon common stock, for $15 million. In addition, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston
                  Scientific a binding irrevocable option to acquire all of their shares for an initial consideration of $2 per share payable, at the option of Boston Scientific, in cash or shares of Boston Scientific common stock plus additional "earn-out" amounts of up to $1.50 per share if certain performance milestones are achieved. Boston Scientific agreed that if it exercises the option to acquire the shares of the two largest stockholders, it will also make an offer to acquire all shares of common stock of Rubicon held by all other stockholders on the same terms, including price and form of consideration.

7. Recent         In May 2003, the Financial Accounting Standards Board (FASB)
   Accounting     issued Statement of Financial Accounting Standards (SFAS) No.
   Pronounce-     150, Accounting for Certain Financial Instruments with
   ments          Characteristics of both Liabilities and Equity, effective for the Company on July 1, 2003. The Company does not expect the adoption of the standard to have a material impact on the Company's future results of operations or financial position.

                  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interset entities obtained after January 31, 2003. For public enterprises with a variable interst in a variable interest entity created before February 1, 2003, the Interpretation is applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's future results of operations or financial position.

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

The Company did not generate any revenue during the third quarter of 2003, compared to $65,000 in revenues for the same period last year. For the nine-month period ending September 30, 2003, total revenues were $12,000 compared to $182,000 in revenue for the same nine-month period in 2002. The Company's revenue has resulted primarily from the license agreement related to the Guardian System. We do not expect to receive any future revenues from the Guardian System technology, unless we either enter into a new license agreement with a third party or complete the regulatory approval process and commence product sales.

Total operating expenses, which include depreciation and amortization expenses, general and administrative (G&A) expenses, and expenses for research and development (R&D), were $1,136,000 in the third quarter of 2003 compared to $423,000 for the same period in 2002. For the first nine months of 2003, operating expenses were $2,960,000, compared to $1,397,000 for the same period in 2002. Operating expenses increased during the third quarter of 2003 due to increased costs associated with both G&A and R&D expenses as explained below.

G&A expenses increased during the third quarter of 2003 to $800,000 compared to $304,000 for the same period in 2002. For the nine-month period ending September 30, 2003, G&A expenses were $2,170,000 compared to $870,000 for the same period in 2002. The increase was primarily due to a non-cash expense related to the Company's stock options. During the second quarter of 2003, Rubicon re-priced all its outstanding stock options to a new exercise price of $.22 per share, the then current market price of Rubicon's common stock. The modification to the original terms of the stock option grants has been accounted for as a re-pricing of options, which requires variable accounting. Under variable accounting, Rubicon is required to record a compensation expense each quarter in an amount equal to the increase in the market price of the Company's common stock above the exercise price of its outstanding stock options. Subsequent increases or decreases to compensation expense are dependent upon the fluctuations in the market price of the Company's common stock. Rubicon's common stock had a market price of $.86 on September 30, 2003, which resulted in a $280,000 non-cash compensation expense for the third quarter 2003, and a $1,028,000 expense for the first nine months of 2003. Without this expense, total G&A expenses for the three and nine month periods ending September 30, 2003 would have been $520,000 and $1,142,000 respectively.

During the third quarter of 2003, the Company commenced the European regulatory approval process for the Rubicon Filter and completed the first human clinical trials of the Rubicon Filter. As a result, our investment in R&D increased to $317,000 compared to $76,000 for the same period in 2002. R&D costs during the nine months ended September 30, 2003 were $742,000 compared to $396,000 in 2002. We foresee that spending on research and development will continue to increase in the fourth quarter of 2003, as we move forward with the European regulatory approval process and continue clinical studies.

The increase in operating expenses and the lack of revenues during the third quarter 2003 resulted in a net loss of $1,132,000 compared to a net loss of $370,000 for the same period in 2002. For the first nine months of 2003, the Company incurred a net loss of $2,902,000 versus a net loss of $1,305,000 for the same period in 2002. The increase in the net loss for the nine-month period is primarily attributable to the $1,028,000 non-cash expense related to the Company's outstanding stock options and increased R&D costs. However, increased costs associated with conducting clinical trials, increased legal costs incurred in connection with the Boston Scientific transactions, and costs incurred in connection with the expansion of our operations and the hiring of additional employees, also contributed to the increase in net loss for both the three and nine month periods ending September 30, 2003.

Liquidity and Capital Resources

During the third quarter of 2003, Boston Scientific Corporation purchased two million shares of Rubicon common stock for $2 million. The equity investment substantially improved our working capital. At September 30, 2003, Rubicon's working capital was $1,549,000 and the Company had a current ratio of approximately 9 to 1, compared to a working capital deficit of $152,000 and a current ratio of .57 to 1, at September 30, 2002. The Company is continuing to use working capital to fund its operations. As a result, net cash used in operating activities, including adjustments for depreciation and other non-cash operating expenses, increased to $1,850,000 in the first nine months of 2003, compared to $583,000 for the same period in 2002. We anticipate this trend will continue until we obtain regulatory approval for the Rubicon Filter and begin to generate revenues.

Net cash used in investing activities was $121,000 during the nine months ended September 30, 2003, compared to $90,000 for the same period in 2002. Rubicon invested $97,000 in intangible assets for patent related costs associated with the Rubicon Filter and invested $24,000 in property and equipment during the first nine months of 2003, compared to a $83,000 investment in intangible assets and a $7,000 investment in property and equipment in the first nine months of 2002. During the first nine months of 2003, the Company also purchased $60,000 of property, which it financed through a long-term debt agreement. In addition, the Company issued 350,000 stock options, 50,000 to a member of the company's Medical Advisory Board that will vest over a two-year period, and 300,000 to two persons for consulting services that will vest over a five-year period. The Company used the Black-Scholes option pricing model to estimate the fair value of the options, and recorded $138,000 in deferred compensation that will be expensed over the same vesting period of the options.

We anticipate that the development of the Rubicon Filter and other technologies will require a continuing investment in patent related costs as we continue to improve our technologies and file for additional patents. In addition, in anticipation of future manufacturing requirements, the company plans to relocate to a new, 31,500 square foot manufacturing facility during the fourth quarter of 2003. As a result, we anticipate there will be additional investments in property and equipment as we prepare the facility for the manufacturing phase of the Rubicon Filter, which is anticipated to commence once we receive the required regulatory approvals.

Primarily as a result of Boston Scientific's investment in July 2003, net cash provided by financing activities was $1,894,000 in the first nine months of 2003, compared to $379,000 for the same period in 2002.

As reported in the current report on Form 8-K filed November 13, 2003, on October 29, 2003 the Company and its controlling stockholders entered into agreements with Boston Scientific Corporation that superceded the term sheet and agreement entered into between the parties on July 16, 2003. Pursuant to the agreements, among other things, Boston Scientific Corporation purchased 1,090,147 shares of Rubicon Series A Preferred Stock, convertible into 10,901,470 shares of Rubicon common stock, for $15 million. In addition, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston Scientific a binding irrevocable option to acquire all of their shares for an initial consideration of $2 per share payable, at the option of Boston Scientific, in cash or shares of Boston Scientific common stock plus additional "earn-out" amounts of up to $1.50 per share if certain performance milestones are achieved. Boston Scientific agreed that if it exercises the option to acquire the shares of the two largest stockholders, it will also make an offer to acquire all shares of common stock of Rubicon held by all other stockholders on the same terms, including price and form of consideration. The foregoing summary of the agreements with Boston Scientific is qualified in its entirety by reference to the agreements themselves, copies of which are filed as exhibits to the above-referenced report on Form 8-K.

The equity investments by Boston Scientific have substantially improved our working capital and we believe they will provide us with sufficient working capital to fund our current level of operations for approximately the next two years, including the costs anticipated to be incurred in connection with the regulatory approval process for the Rubicon Filter in Europe and the United States.

Outlook

We believe our success will depend on our ability to obtain regulatory approval for the Rubicon Filter and, to a lesser extent, for the Guardian System. Neither product can be sold in any country until the necessary regulatory approvals have been obtained. The ongoing European clinical trials, and the anticipated start of the United States clinical trials sometime in early 2004, are a crucial step in the future success of the Company. We hope to complete our European clinical trials by the end of this year and anticipate we will receive CE Mark clearance early in 2004. However, no assurances can be given that the clinical trials will be completed in accordance with Rubicon's projections or that CE Mark clearance will be obtained.

Critical Accounting Policies

Rubicon carries patent rights purchased from outside parties and legal costs incurred to obtain patents on internally developed technologies at cost, less accumulated amortization, over the estimated useful lives of the patents. Rubicon reviews its patent assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. Approximately $247,000 of Rubicon's patent costs at September 30, 2003 are capitalized legal costs incurred to obtain patents related to the Rubicon Filter. The realization of future cash flows related to these patent costs will depend on whether Rubicon is able to obtain regulatory approvals for its products and generate revenue from the sale of those products. Future cash flows could also result from the sale of patent rights. However, if it is determined that an impairment loss has occurred based on a lack of sufficient future cash flows needed to recover the patent costs, such loss will be recognized in the statement of operations.

Item 3. Controls and Procedures
-------------------------------

The Company's President and Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of September 30, 2003) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls during the most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings
-------------------------

The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities.
-----------------------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information.
--------------------------

On September 26, 2003, the Company's Board of Directors authorized and approved the Amended and Restated Rubicon Medical Corporation 2001 Stock Plan (the "Amended Plan"). The Amended Plan generally provides that incentive stock options may not be granted under the plan (by deleting any references to incentive stock options), provides for accelerated vesting of outstanding stock options upon a change in control as defined in the Amended Plan, provides for the cash-out of outstanding and unexercised options following a change in control, and makes other changes to the terms and conditions of the original 2001 Stock Plan. This summary of selected provisions of the Amended Plan is qualified in its entirety by reference to the Amended Plan, a copy of which is filed as an exhibit hereto.

On September 26, 2003, the Board of Directors also authorized and approved indemnification agreements with each of the Company's executive officers and directors generally providing that the Company will hold harmless and indemnify each of such persons to the full extent permitted by law, and will pay such persons' expenses in any proceeding with respect to which they may be entitled to indemnification as such expenses are incurred and in advance of such proceeding's final disposition. This summary of selected provisions of the indemnification agreements is qualified in its entirety by reference to the actual indemnification agreements, copies of which are filed as exhibits hereto.

On September 24, 2003, Brian C. Woolf, the Company's Controller, was also appointed as its Chief Financial Officer. Mr. Woolf replaced Dennis M. Nasella who had served in such position on a part-time basis and believed the increased activities of the Company would demand the attention of a full-time employee. Mr. Nasella continues to serve as Secretary, Treasurer and a director of the Company.

Mr. Woolf has served as Rubicon's Controller since August 2000. From 1994 to August 2000, he was Controller of E.B. Berger Inc., a specialty subcontractor construction company. Prior to 1994 he served as a Senior Case Auditor for the Standing Chapter 13 Trustee in Salt Lake City, Utah and in a variety of other financial and general management positions. He received a master's degree in Business Administration from Webster University and a bachelor's degree in Finance from the University of Utah.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits. The following documents are included as exhibits to this report:

Exhibit     SEC Ref.
 No.          No.                     Title of Document                              Location
-------     -------                   -----------------                              --------
10.1          10        Amended and Restated Rubicon Medical Corporation            This Filing
                        2001 Stock Plan, dated September 24, 2003*
10.2          10        Indemnification Agreement between Rubicon Medical           This Filing
                        Corporation and David B. Berger, dated as of September
                        26, 2003
10.3          10        Indemnification Agreement between Rubicon Medical           This Filing
                        Corporation and Randall Higashida, dated as of September
                        26, 2003
10.4          10        Indemnification Agreement between Rubicon Medical           This Filing
                        Corporation and Richard J. Linder, dated as of September
                        26, 2003
10.5          10        Indemnification Agreement between Rubicon Medical           This Filing
                        Corporation and Dennis M. Nasella, dated as of September
                        26, 2003
10.6          10        Indemnification Agreement between Rubicon Medical           This Filing
                        Corporation and Harold R. Wolcott, dated as of September
                        26, 2003
10.7          10        Indemnification Agreement between Rubicon Medical           This Filing
                        Corporation and Brian Woolf, dated as of September
                        26, 2003

31.1          31       Section 302 Certification of Chief Executive Officer         This Filing

31.2          31       Section 302 Certification of Chief Financial Officer         This Filing

32.1          32      Section 1350 Certification of Chief Executive Officer         This Filing

32.2          32      Section 1350 Certification of Chief Financial Officer         This Filing

* Constitutes a management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K. On July 18, 2003, Rubicon filed a current report on Form 8-K with respect to the press release dated July 17, 2003. Except for the foregoing, Rubicon did not file any current reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Rubicon Medical Corporation


Date: November 13, 2003                      By /s/ Richard J. Linder
                                               ---------------------------------
                                             Richard J. Linder
                                             President / Chief Executive Officer
                                             (Principal Executive Officer)




Date: November 13, 2003                      By /s/ Brian C. Woolf
                                               ---------------------------------
                                             Brian C. Woolf
                                             Chief Financial Officer
                                             (Principal Financial Officer)