Form 10KSB
period 2003-12-31
RUBICON MEDICAL CORP
filed 2004-03-29
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10K-SB

(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003.

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________.

                        Commission file number 333-51414

                           RUBICON MEDICAL CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                      87-0361403
----------------------------------             ---------------------------------
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

     3598 West 1820 South, Salt Lake City, UT                     84104
    ------------------------------------------                 -----------
     (Address of principal executive offices)                  (Zip Code)

                                 (801) 886-9000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Act:

                                                   Name of Each Exchange
       Title of each Class                         on Which Registered
       -------------------                         -------------------

       None                                        None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                           -------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year. The issuer's revenues for the fiscal year ended December 31, 2003, were $12,000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

         As of December 31, 2003, based on the closing price for the Company's Common Stock on the OTC Bulletin Board interdealer quotation system on that date of $0.86, the aggregate market value of the approximately 24,000,983 shares held by non-affiliates was approximately $20,640,845.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of March 12, 2004, there were 54,773,334 Shares of the Issuer's Common Stock, par value $0.001, issued and outstanding.

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

         None.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the views of Rubicon Medical Corporation with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, testing, clinical trial and regulatory approval of Rubicon's products, statements with regard to the nature and extent of competition Rubicon may face in the future, statements with respect to the sources of and need for future financing, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this report under "Item. 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation." The forward-looking statements are based on present circumstances and on Rubicon's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report under the caption "Description of Business: Risk Factors." These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this information statement and Rubicon assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

Part I

Item 1. Description of Business

General

Rubicon Medical Corporation, a Delaware corporation ("Rubicon," the "Company" or the "Registrant"), is an early-stage developer and manufacturer of interventional vascular medical devices and products. Rubicon has developed medical device technologies in the area of embolic protection. Embolic protection devices are used in interventional vascular procedures to prevent pieces of plaque that break free during such procedures from moving downstream in a blood vessel and potentially causing a heart attack or stroke. Rubicon believes these products will assist physicians in providing effective alternatives to traditional surgical techniques and current interventional procedures by reducing risk, trauma, cost, procedure duration, and the level of care required following the procedure. Rubicon's primary embolic protection technology is the Rubicon Filter which is currently undergoing clinical study in Europe in carotid artery stenting and coronary artery stenting procedures. Previously, Rubicon had developed another embolic protection technology, the Guardian Balloon System, however, the Guardian System is presently not being further developed because Rubicon believes that the Rubicon Filter is the better embolic protection technology. Rubicon's operations are conducted through its wholly owned subsidiary, Rubicon Medical, Inc., a Utah corporation. Unless otherwise indicated, Rubicon Medical Corporation and Rubicon Medical, Inc. are referred to collectively in this report as "Rubicon" or the "Registrant."

As discussed in this report under the caption "Item 1. Business: The Boston Scientific Transactions," in July 2003 Boston Scientific Corporation ("Boston") purchased 2,000,000 shares of the Company's Common Stock for $2,000,000 in connection with the execution of a term sheet and agreement between the parties. Then, in October 2003, the Company and its controlling stockholders entered into definitive agreements with Boston pursuant to which Boston purchased 1,090,147 shares of Rubicon Series A Preferred Stock, convertible into 10,901,470 shares of Rubicon common stock, for $15 million. In addition, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston options to acquire all of their shares for an initial consideration of $2 per share payable, at the option of Boston, in cash or shares of Boston common stock, plus additional "earn-out" amounts of up to $1.50 per share, if certain performance milestones are achieved. Boston agreed that if it exercises the option to acquire the shares of the controlling stockholders, it will also make an offer to acquire all shares of common stock of Rubicon held by all other stockholders on the same terms, including price and form of consideration. The foregoing summary description of the transactions with Boston is qualified in its entirety by reference to the actual agreements, copies of which are included as exhibits to this report.

The Rubicon Filter

The Rubicon filter embolic protection device (the "Rubicon Filter") was invented by Richard J. Linder, Rubicon's President and Chief Executive Officer, and has been engineered by Rubicon's internal research and development personnel. The Rubicon Filter has been designed to capture material dislodged in the bloodstream during cardiovascular interventions, potentially preventing a heart attack or stroke, while permitting the continuous flow of blood through the affected vessel or artery. The Rubicon Filter operates with an extremely small guidewire, only 0.14 inches thick, that deploys a miniature filter that looks like a windsock. The filter material is very thin and contains small holes so that blood continues to flow following its deployment, while trapping the bits of plaque and other embolic material dislodged during stenting. When the surgery has been completed, the filter is closed and removed with the aid of another catheter. Rubicon believes the Rubicon Filter is superior to competing products because it has an extremely low crossing profile for steering through blockages in an artery, it requires no bench preparation prior to using it in a procedure, it deploys remotely from outside the body in less than one second, and it does not require the use of a catheter to unsheathe the filter, which is important because it enables the physician to steer and manipulate the device inside an artery with greater ease and accuracy. Rubicon anticipates that the Rubicon Filter will have application in connection with the treatment of saphenous vein grafts (coronary bypass grafts that have become diseased), carotid arteries, native coronary vessels, renal arteries, and may also be used in the treatment of acute myocardial infarction.

The Rubicon Filter is presently under clinical investigation in Europe in two clinical studies. The RULE-SVG, Europe study is evaluating the use of the Rubicon Filter in coronary artery interventions including sapehnous vein graft stenting, as well as native coronary artery stenting in eligible patients. Rubicon has completed the initial enrollment of more than 30 patients in this study and will follow these patients for 30 days. Continued patient enrollment will take place for a total of 60 patients in the event that additional patient data is required by the notified body in Europe. The RULE-Carotid, Europe study is evaluating the Rubicon Filter in carotid artery stenting procedures. Rubicon anticipates that it will obtain regulatory clearance to market the Rubicon Filter in Europe and other participating CE Mark countries near the end of the second quarter of 2004 for both carotid artery stenting procedures and coronary artery stenting procedures. When and if CE Mark approval is obtained, Rubicon plans to begin marketing the device throughout Europe. However, no assurances can be given that the clinical trials will be completed in accordance with Rubicon's projections or that CE Mark clearance will be obtained.

In the United States, Rubicon will begin evaluating the Rubicon Filter in clinical testing that is expected to begin near the end of the second quarter, 2004. However, there can be no guarantees as to when the U.S. clinical trial will begin, as the Food and Drug Administration must approve applications for clinical trials that will be submitted by Rubicon. The clinical trial will seek to evaluate the safety and efficacy of the Rubicon Filter in saphenous vein grafts. This trial, called RULE-SVG, U.S., will be lead by Martin Leon, M.D., president and chief executive officer of the Cardiovascular Research Foundation in New York City, NY, and a senior interventional cardiologist at Lennox Hill Hospital in New York City. Following the completion of this clinical trial, Rubicon hopes to obtain regulatory clearance from the Food and Drug Administration to market the Rubicon Filter in the United States. The regulatory approval process takes substantially longer in the U.S. than it does in Europe and Rubicon believes the process could take 18-24 months from the date clinical testing begins, assuming everything proceeds as planned and no unforseen difficulties arise during testing. No assurances can be given that the U.S. clinical trials will be completed in accordance with Rubicon's projections or that FDA approval will be obtained.

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

During 2003, after an in-depth review of the distal balloon embolic protection marketplace, the Guardian System and its underlying technologies, and current conditions (both inside Rubicon and within the industry), Rubicon decided to attempt to license or sell the Guardian System and its related assets to a third party rather than complete final development and the regulatory approval process of the product in-house. This decision was based in part on Rubicon's determination that it did not have the financial capability and personnel to fund the clinical trials of two devices simultaneously, and it preferred to focus its primary efforts on the Rubicon Filter. To date, Rubicon has not been successful in selling or licensing the manufacturing and marketing rights to the Guardian System and it has temporarily suspended marketing and development activities with respect to the Guardian System.

In June 2000, after completing the design work and development of the Guardian System, Rubicon licensed the Guardian System to Abbott Laboratories. The license agreement called for three milestone payments: an initial payment of $2,000,000, which was received in June 2000; a payment of $4,000,000 which was to be received upon commercial shipment of product within the European Union following CE Mark approval; and a payment of $8,000,000 which was to be received upon FDA approval of products for either saphenous vein graft or carotid applications. In October 2002, Rubicon and Abbott Laboratories entered into an amendment of the license agreement pursuant to which: Abbott agreed to pay Rubicon a one-time lump sum payment of $2,300,000; the license and sublicense rights that Rubicon had granted to Abbott under the exclusive license agreement were terminated and returned to Rubicon; Abbott granted Rubicon a worldwide, royalty-free, exclusive license to Abbott's improvements, with rights to sublicense, to make, use and sell products in the field of distal balloon occlusion devices for embolic protection and assigned to Rubicon all technology and documents relating to the Guardian System, including those developed by Abbott; Abbott was released from its obligations to pay any futher royalty, development or milestone payments under the License Agreement over and above the $4,300,000 it paid Rubicon; and Rubicon agreed to undertake all clinical and development activities with respect to the Guardian system at its sole cost and discretion. Rubicon also agreed to grant to Abbott a right of first negotiation to obtain the exclusive right to manufacture and market the balloon embolic protection system, which right is effective for a period of 30 days following European Union or U. S. Food and Drug Administration approval of the products for either saphenous vein graft or carotid embolic protection applications. USC consented to the amendment of the license agreement and agreed that upon payment of $172,500 out of the above-referenced $2,300,000 payment from Abbott, Rubicon would be deemed to be current in the payment of all royalty and license obligations that it owed to USC. The transfer of all Guardian assets from Abbott to Rubicon was completed during the fourth quarter of 2002, giving Rubicon complete control of the Guardian System.

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

Manufacturing

Rubicon operates a 31,500 square foot manufacturing facility that also houses its corporate offices. The facility contains one large 5,000 square foot clean room, and a smaller 1,500 square foot clean room. Rubicon is engaged in the manufacturing of the Rubicon Filter and the Capture Catheter system that is used in connection with the filter. Rubicon has an on-site machine shop that manufactures specialized tooling and fixtures that are used to manufacture the Rubicon Filter and Capture Catheter systems. Rubicon operates its manufacturing under a controlled system that conforms to EN13485 and other applicable regulatory standards and guidelines. Rubicon believes that most components used in the manufacture of its products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple sources of supply. The fabricated items are custom made to Rubicon's specifications and then assembled at Rubicon's facilities. Rubicon believes that redundant capacity exists at the suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. The reduction or interruption in supply, an inability to develop alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect Rubicon's operations and financial condition.

Rubicon previously operated contract and equipment manufacturing units however, in January 2002, Rubicon decided to focus on developing, manufacturing and marketing its proprietary technologies and devices in the field of interventional vascular medicine and discontinued both its contract and equipment manufacturing units. These discontinued operations had accounted for losses of $317,000 for fiscal 2001 and $217,000 for fiscal 2000. Lower than expected revenues, and the continued losses in these business units, contributed to Rubicon's decision to eliminate them. During 2002, Rubicon sold some of the equipment used in such units and converted the remainder of the existing equipment, assets, and personnel of its contract manufacturing unit to the manufacture of its proprietary technologies.

Research and Development

The Rubicon Filter was invented and developed by Rubicon Medical and is presently moving into clinical study in Europe and planned clinical studies in the United States. While Rubicon has another technology that has been developed in previous years, the Guardian balloon embolic protection system, this technology is no longer being actively developed because of limited resources available to develop multiple projects and what Rubicon believes is a less desirable market for the Guardian technology. Rubicon believes that the Rubicon Filter is a much more marketable product and has therefore invested substantially all of its research and development resources in its development.

Rubicon is developing multiple size iterations of the Rubicon Filter, such as a 4mm filter, which is designed to be used in planned clinical studies in the United States. In addition to the 4mm filter, Rubicon is working on other technologies in the field of stent delivery and stroke therapy. Pursuant to a series of agreements entered into between Rubicon and Boston Scientific, a milestone has been established for a future stroke therapy device. Rubicon believes that the Rubicon Filter technology is a potential future platform for stroke therapy and is working to develop such a stroke therapy device.

Medical Advisory Board

Rubicon has utilized a Medical Advisory Board that assists it in evaluating existing products, analyzing potential new products, and keeping Rubicon abreast of developments in the rapidly changing medical industry. The Medical Advisory Board consists of doctors in fields of expertise directly related to Rubicon's products, markets, and research. Each member of the Medical Advisory Board entered into a consulting contract with Rubicon pursuant to which he was granted awards of restricted stock and/or stock options. The members of Rubicon's Medical Advisory Board are:

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

Patents

Rubicon has filed for patent protection on the Rubicon Filter and in the areas of stent delivery systems and combination devices of stent delivery systems with embolic protection. These applications are in the early stages and no assurances can be given that any patents will issue.

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

Employees and Associated Persons

Rubicon has 34 full-time employees and one part-time employee. None of such employees is represented by any collective bargaining organization and Rubicon believes its relationship with its employees to be satisfactory.

Facilities

On December 1, 2003, Rubicon relocated to a new facility at 3598 West 1820 South, Salt Lake City, Utah. The 31,500 square-foot facility houses two clean rooms that meet "100,000-Class" specifications, a 5,000-square-foot main production clean room, a 1,250-square-foot research and development clean room, and the Company's executive offices. Rubicon leases the facility pursuant to an Assignment and Assumption of Lease Agreement entered into with Catheter Innovations, Inc., a subsidiary of Boston Scientific Corporation. The term of the lease is for one year with an option to extend the lease for an additional year through December 1, 2005. Monthly rent, including fees for property taxes and common area, is approximately $11,183. If the option is exercised, rent will be adjusted to the then fair rental value of the facility. Rubicon believes this facility will be adequate to meet its current needs and it does not anticipate any need to expand beyond such space during the next twelve months.

Competition

Rubicon expects to encounter significant competition in its proposed product markets from various entities, almost all of which have greater financial and marketing resources than Rubicon. Rubicon's primary competitors include Boston Scientific, Cordis, Guidant, Johnson & Johnson, MedNova/Abbott Laboratories, and Medtronic. In addition, the worldwide medical device markets are dynamic and highly competitive, with significant market share volatility, particularly with the recent approval of drug eluting stents. Rubicon also faces competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states that are proposed to be treated using Rubicon's products. Rubicon believes that its products will compete primarily on the basis of their ability to safely and effectively perform therapeutic procedures in a less-invasive manner, ease of product use, product reliability and physician familiarity. Rubicon believes that its competitive success will depend upon its ability to create and develop new and effective technologies, obtain regulatory approval for the Rubicon Filter, attract and retain skilled development personnel, obtain patent or other protection for its products, and manufacture and successfully market its products either directly or through third parties.

Regulation

The medical devices proposed to be manufactured and marketed by Rubicon are subject to regulation by numerous regulatory bodies, including the U.S. Food and Drug Administration ("FDA") and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution. At the present time, Rubicon plans to directly pursue regulatory approvals for the Rubicon Filter in the United States and elsewhere.

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

Rubicon is currently conducting discussions with the FDA with respect to its clinical testing strategy and anticipates that it will begin evaluating the Rubicon Filter in clinical testing that is expected to begin near the end of the second quarter, 2004. However, there can be no guarantees as to when the U.S. clinical trial will begin, as the FDA must approve applications for clinical trials that will be submitted by Rubicon. It is expected that the clinical trial will seek to evaluate the safety and efficacy of the Rubicon Filter in saphenous vein grafts. This trial, called RULE-SVG, U.S., will be lead by Martin Leon, M.D., president and chief executive officer of the Cardiovascular Research Foundation in New York City, NY, and a senior interventional cardiologist at Lennox Hill Hospital in New York City. Following the completion of this clinical trial, Rubicon hopes to obtain regulatory clearance from the Food and Drug Administration to market the Rubicon Filter in the United States. The regulatory approval process takes substantially longer in the U.S. than it does in Europe and Rubicon believes the process could take 18-24 months from the date clinical testing begins, assuming everything proceeds as planned and no unforseen difficulties arise during testing. No assurances can be given that the U.S. clinical trials will be completed in accordance with Rubicon's projections or that FDA approval will be obtained.

In the European Union and most other countries, Rubicon will be required to complete clinical studies showing the safety and/or efficacy of using the Rubicon Filter in specific interventional procedures. Presently, Rubicon has two on-going clinical trials in Europe, the RULE-SVG, Europe trial that is evaluating the use of the Rubicon Filter in Saphenous Vein Grafts (SVG's) and native coronary arteries, and the RULE-Carotid, Europe trial that is evaluating the Rubicon Filter in carotid artery stenting procedures. Rubicon anticipates that it will obtain regulatory clearance to market the Rubicon Filter in Europe and other participating CE Mark countries near the end of the second quarter of 2004 for both carotid artery stenting procedures and coronary artery stenting procedures. When and if CE Mark approval is obtained, Rubicon plans to begin marketing the device throughout Europe. However, no assurances can be given that the clinical trials will be completed in accordance with Rubicon's projections or that CE Mark clearance will be obtained.

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

The Boston Scientific Transactions

On July 17, 2003, Boston Scientific Corporation ("Boston") purchased 2,000,000 shares of the Company's common stock for $2,000,000 in connection with a term sheet and agreement entered into between the parties. On October 29, 2003, Rubicon, Boston, and Nemo I Acquisition, Inc., a wholly owned subsidiary of Boston ("Acquisition Corp.") entered into a transaction agreement dated as of October 29, 2003 (the "Transaction Agreement") and a registration rights agreement dated as of October 29, 2003 (the "Registration Rights Agreement"). Boston and Acquisition Corp. also concurrently entered into Option Agreements (the "Option Agreements") dated as of October 29, 2003 with each of Berger Family Enterprises, David B. Berger, Richard J. and Marla A. Linder Family Limited Partnership, and Richard J. Linder (collectively, the "Controlling Stockholders"). The Transaction Agreement, Registration Rights Agreement and Option Agreements are referred to collectively in this report as the "Agreements"). The Agreements superceded the term sheet and agreement previously entered into among the parties on July 17, 2003.

The Agreements are extremely complex and the following summary of selected provisions of the Agreements is qualified in its entirety by reference to the Agreements, copies of which are included as exhibits hereto.

         Purchase of Series A Preferred Stock

Pursuant to the terms of the Transaction Agreement, Boston purchased 1,090,147 shares of the Issuer's Series A Preferred Stock for $15 million in cash, which shares are convertible into 10,901,470 shares of the Company's Common Stock. Each share of the Series A Preferred Stock is entitled to: ten votes per share on all matters submitted to a vote of the Company's stockholders; a preference upon liquidation of the Company in the amount of $13.76 per share; preemptive rights in connection with the issuance of any additional securities by the Company; and the right to receive dividends in the same amount that would have been paid if the Series A Preferred Stock had been converted to shares of Common Stock immediately prior to the record date for any such dividend. The foregoing description of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designation of the Voting Powers, Designation, Preferences and Other Special Rights and Qualifications, Limitations and Restrictions of the Series A Preferred Stock dated as of October 28, 2003, which is included as an exhibit hereto.

         Options to Acquire Controlling Stockholders' Stock/Offers to Other Stockholders

Pursuant to the terms of the Transaction Agreement and the Option Agreements, the Controlling Stockholders granted Boston the option to acquire all of their shares of Common Stock (including all shares they are entitled to acquire upon the exercise of stock options), for a cash purchase price of $2 per share plus additional "earn-out" amounts of up to $1.50 per share if certain performance milestones are achieved by the Company. The options are exercisable by Boston from October 29, 2003 until 90 days after notice by the Company or Boston that the Company has received approval from the FDA for commercial release of the Rubicon Filter for an embolic protection indication for one of the following disease or anatomical indications: carotid artery, acute myocardial infarction, native coronary vessels or coronary vein grafts. If Boston exercises its option to acquire the shares of the Controlling Stockholders, it is required to also commence a cash tender offer to acquire the shares of Common Stock held by all other stockholders on the same terms. In lieu of purchasing the Controlling Stockholders shares, Boston may require them to tender their shares into a tender offer made to all the Company's stockholders for a purchase price of $2.00 per share, payable in cash, or at the option of Boston, in shares of Boston Common Stock, plus the additional earn-out amounts. Following consummation of the tender offer, Acquisition Corp. is required to effectuate a merger of Acquisition Corp. and the Company (the "Second-Step Merger"), subject to the satisfaction or waiver of certain conditions precedent. The merger consideration in the Second-Step Merger will be the consideration offered to the Company stockholders in the tender offer, subject to the right of dissenting stockholders to exercise their statutory appraisal rights.

The Option Agreements also require the Controlling Stockholders to vote their shares of Common Stock against any actions or agreements that could impair the ability of Boston to exercise its options and in favor of matters relating to consummation of the transactions contemplated by the Agreements. Since the Option Agreements effectively prohibit the Controlling Stockholders from selling their Rubicon shares until Boston either exercises the options or allows them to expire unexercised, which may not take place until after FDA approval has been obtained, the Option Agreements also provide that for a period of 180 days from the date of the Option Agreements, the Controlling Stockholders may sell up to a total of 3,500,000 shares of the Common Stock owned by them, or approximately 12.4% of the total stock and options held by them, subject to certain conditions, including the requirement that any such shares are first offered to Boston. To date, a Controlling Stockholder has sold 649,351 shares to Boston pursuant to such provision and the Controlling Stockholders have the right to sell up to 2,850,649 additional shares in the future. The Company believes that, for accounting purposes, Boston does not want its ownership interest in Rubicon to exceed 20% of Rubicon's total issued and outstanding shares on a fully diluted basis unless and until it exercises its option, and that it may waive its right of first purchase with respect to some or all future sales by the Controlling Stockholders.

In order to induce the Controlling Stockholders to enter into the Option Agreements, the Company agreed to indemnify and hold each Controlling Stockholder harmless from any damages he, she or it may incur that arise out of or are based upon such Controlling Stockholder's breach or alleged breach of any duty owing or alleged to be owing by such person, as a controlling stockholder of the Company, to the minority stockholders of the Company under or in connection with the Option Agreement or the Transaction Agreement, the execution of such agreements or the consummation of the transactions contemplated by such agreements. The foregoing description is qualified in its entirety by reference to the Indemnification Agreement - Controlling Stockholders, dated as of September 26, 2003, which is included as an exhibit hereto.

         Earn-Out Payments

The earn-out payments are generally payable in the amounts, and subject to the Company's achievement of the milestones, described below.

Milestone 3. An additional $0.50 per share is payable to the Company's stockholders whose Common Stock is acquired by Boston or Acquisition Corp., if on or before September 30, 2004, a panel of three disinterested physicians meets and uses a clot retrieving device to be developed by the Company in a vascular bench model and in an animal model and such disinterested physicians unanimously agree that such device is "superior" to other specified comparative devices. Alternatively, the disinterested physicians may determine on or before September 30, 2004, that the device would be "superior" to the other comparative devices with commercially reasonable and technically feasible additional development, and on or before December 31, 2004, such disinterested physicians retest the device in the same vascular bench and animal models and unanimously determine that such device is "superior" to the comparative devices. For purposes of this milestone, the Company's device will be "superior" to the comparative devices if it is determined to be equal to the comparative devices in all, and better than the comparative devices in one, of the following categories: ease of use, safety and efficacy.

Milestone 2. An additional $1.00 per share is payable to the Company's stockholders whose shares are acquired by Boston or Acquisition Corp., if and when Net Sales of the Rubicon Filter (or other devices that would otherwise infringe a valid and enforceable patent claim of the Company's Intellectual Property) exceed $50 million during a period of 12 or fewer consecutive months during the five-year period commencing with the later of FDA approval of the Rubicon Filter as described above or Boston's exercise of the options and completion of the Second Step Merger.

Boston is not obligated to pay any of the earn-out amounts unless it exercises its options under the Option Agreements. The Company stockholders eligible to receive earn-out payments are those whose shares of the Company's Common Stock are purchased pursuant to the purchase option or the tender offer described above or whose shares are converted into the right to receive the merger consideration pursuant to the Second-Step Merger.

         Registration Rights Agreement

Pursuant to the terms of the registration rights agreement, the Company granted Boston and Acquisition Corp. certain demand and "piggy back" registration rights with respect to the 2,000,000 shares of the Common Stock acquired by Boston in July 2003 and the 10,901,470 shares of the Common Stock issuable upon conversion of the Series A Preferred Stock, subject to the conditions set forth therein. The demand registration rights may not be exercised during the term of the Transaction Agreement.

         Additional Terms and Conditions

The Agreements contain various additional terms and conditions, including but not limited to, representations and warranties of the parties, conditions to the closings of the various transactions, restrictions on the Company's ability to conduct its business outside the ordinary course without the prior consent of Boston, events of termination, and a prohibition on the Company's solicitation of competing transactions.

Corporate History

Rubicon was originally incorporated in Delaware in June 1989 under the name "Hi-Tech Ventures, Inc." ("Hi-Tech"). In October 2000, Hi-Tech acquired Rubicon Medical, Inc., a Utah corporation, in a transaction treated as a "reverse acquisition" for accounting purposes. In connection with the transaction, Rubicon Medical, Inc. became a wholly-owned subsidiary of Hi-Tech, the directors and officers of Rubicon Medical, Inc. were elected as the directors and officers of Hi-Tech, and the name of Hi-Tech was changed to "Rubicon Medical Corporation." Rubicon Medical, Inc. was originally organized as a Utah limited liability company in 1996 and was converted to a Utah corporation in March 2000.

                                  RISK FACTORS

The conduct and growth of Rubicon's business is subject to several significant risks, including those set forth below.

Rubicon's success depends on its ability to obtain the regulatory approvals required for product sales. Rubicon currently has multiple products in its development pipeline. None of these products can be sold in any country until the necessary regulatory approvals have been obtained and Rubicon anticipates that it must complete successful clinical trials of the products as a prerequisite to obtaining the necessary approvals. No assurances can be given that Rubicon will be able to commence or complete the clinical trials of its products, that the clinical trials will be successful if conducted, or that regulatory approval of its products will be obtained. The failure to receive regulatory approvals would prevent Rubicon from generating product revenues and would have a disastrous effect on its financial condition.

There is no assurance that Boston Scientific will exercise its option to acquire the Company's shares, and, if it does not, the Company will be required to fund the costs of marketing the Rubicon Filter. In the event Boston Scientific Corporation exercises its option to acquire the shares of Rubicon's controlling stockholders, it will also make an offer to acquire all other outstanding shares of Rubicon. However, if Boston Scientific does not exercise its option, Rubicon will continue as a stand alone company and will be required to fund the costs of marketing the Rubicon Filter on a world-wide basis and will be required to develop additional new products.

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

The limited operating history and limited resources of Rubicon put it at a significant competitive disadvantage in the medical device industry. Rubicon competes with many other businesses, almost all of which have substantially greater resources and longer track records than Rubicon. Rubicon's competitors include Boston Scientific, Cordis, Guidant, Johnson & Johnson, MedNova/Abbott Laboratories, and Medtronic. The intense competition among medical device manufacturers, and Rubicon's relative lack of resources may prevent it from successfully competing in the marketplace for medical devices and in obtaining new technologies for development.

The shares of common stock available for sale in the future could adversely affect the market price for Rubicon's common stock. Approximately 52,773,334 of the 54,773,334 issued and outstanding shares of Rubicon's common stock are freely tradable or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended. The 2,000,000 shares purchased by Boston Scientific will be eligible for resale under Rule 144 commencing in July 2004, and the 10,901,470 shares issuable upon conversion of the outstanding Series A Preferred Stock will be eligible for resale under Rule 144 commencing in October 2004, subject to conversion of the preferred stock. Sales of substantial amounts of this common stock in the public market could adversely affect the market price for Rubicon's common stock.

The price for Rubicon's stock could be volatile. Market prices for Rubicon's common stock are subject to significant fluctuation in response to many factors, including: the receipt or failure to receive regulatory approval for its products; the acquisition or disposition of technologies; variations in Rubicon's results of operations; investors' perception of Rubicon and its potential for success; the perceived likelihood that Boston will exercise its option; developments with regard to Rubicon's activities, financial condition and management; investors' perceptions of the medical device industry in general; supply and demand; interest rates; and general economic conditions.

Control by Officers, Directors, and Principal Shareholders. The officers, directors and principal shareholders of Rubicon own over 50% of Rubicon's outstanding shares of common stock. As a result, these shareholders are effectively able to control the management and policies of Rubicon through their ability to determine the outcome of elections for Rubicon's board of directors and other matters requiring the vote or consent of shareholders.

Item 2. Description of Property

On December 1, 2003, Rubicon relocated to a new facility at 3598 West 1820 South, Salt Lake City, Utah. The 31,500 square-foot facility houses two clean rooms that meet "100,000-Class" specifications, a 5,000-square-foot main production clean room, a 1,250-square-foot research and development clean room, and the Company's executive offices. Rubicon leases the facility pursuant to an Assignment and Assumption of Lease Agreement entered into with Catheter Innovations, Inc., a subsidiary of Boston Scientific Corporation. The term of the lease is for one year with an option to extend the lease for an additional year through December 1, 2005. Monthly rent, including fees for property taxes and common area, is approximately $11,183. If the option is exercised, rent will be adjusted to the then fair rental value of the facility. Rubicon believes this facility will be adequate to meet its current needs and it does not anticipate any need to expand beyond such space during the next twelve months.

Rubicon does not currently make investments in real estate properties, real estate mortgages, or the securities of persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

Rubicon is not a party to any pending legal proceedings and, to the best of its knowledge, no litigation against Rubicon has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to Rubicon's security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Rubicon's common stock is quoted on the OTC Bulletin Board under the symbol "RMDC." On March 12, 2004, the high bid and low asked prices for Rubicon's common stock on the OTC Bulletin Board were $1.43 and $1.46, respectively.

The following table sets forth the high and low bid quotations for Rubicon's common stock on the OTC Bulletin Board for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

                                            High Bid           Low Bid
                                            --------           -------
         2003
         ----
         First Quarter                       $ 0.21            $ 0.07
         Second Quarter                        0.67              0.14
         Third Quarter                         1.04              0.51
         Fourth Quarter                        1.18              0.79

                                            High Bid           Low Bid
                                            --------           -------
         2002
         ----
         First Quarter                       $ 1.45            $ 0.90
         Second Quarter                        1.01              0.41
         Third Quarter                         0.49              0.15
         Fourth Quarter                        0.21              0.09

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Rubicon has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

At March 8, 2004, there were 204 holders of record of Rubicon's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by Rubicon's transfer agent.

Transfer Agent

Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for Rubicon's common stock.

Recent Sales of Unregistered Securities

During the preceding three years, the Registrant has issued unregistered securities in the transactions described below. Unless otherwise indicated, no underwriter was involved in any of such transactions and the Registrant sold the shares directly to the purchaser. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Sections 4(2) and 4(6) of the Securities Act for transactions not involving any public offering.

On October 29, 2003, the Registrant sold 1,090,147 shares of Rubicon Series A Preferred Stock, convertible into 10,901,470 shares of Rubicon common stock, to Boston Scientific Corporation for $15,000,000 in a private transaction pursuant to the terms of the Transaction Agreement dated as of October 29, 2003. (See "Item 1. Description of Business: Boston Scientific Transaction.")

On July 17, 2003, the Registrant sold 2,000,000 shares of its common stock to Boston Scientific Corporation for $2,000,000 in a private transaction.

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

Issuer Purchases of Equity Securities

Rubicon has not adopted a stock repurchase plan and it did not purchase any shares of its equity securities during the last three months of the year ended December 31, 2003.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with Rubicon's audited financial statements, which are included elsewhere in this report. The following information contains forward-looking statements.

General

Rubicon conducts research and development activities to generate medical technologies that will be manufactured and marketed worldwide. The primary focus of our research and development activities is the Rubicon Filter. The Rubicon Filter is an embolic protection device designed for use in interventional vascular procedures to reduce embolic complications during stenting. We intend to use the Rubicon Filter platform to launch additional products for use in various other areas of the vasculature system.

As discussed in more detail under the caption "Item 1. Business: The Boston Scientific Transactions," in July 2003 Boston Scientific Corporation ("Boston") purchased 2,000,000 shares of the Company's Common Stock for $2,000,000 in connection with the execution of an agreement in principle between the parties. Then, in September 2003, the Company and its controlling stockholders entered into definitive agreements with Boston pursuant to which Boston purchased 1,090,147 shares of Rubicon Series A Preferred Stock, convertible into 10,901,470 shares of Rubicon common stock, for $15 million. In addition, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston a binding irrevocable option to acquire all of their shares for an initial consideration of $2 per share payable, at the option of Boston Scientific, in cash or shares of Boston Scientific common stock, plus additional "earn-out" amounts of up to $1.50 per share, if certain performance milestones are achieved. Boston agreed that if it exercises the option to acquire the shares of the controlling stockholders, it will also make an offer to acquire all shares of common stock of Rubicon held by all other stockholders on the same terms, including price and form of consideration.

In December 2003, Rubicon relocated to a 31,500 square-foot facility containing two clean rooms; a 5000 square-foot production clean room and a 1,250 square foot research and development clean room. We believe this new facility will be adequate to support our operations for the next twelve to twenty-four months. During 2002, Rubicon had received a final payment from Abbott Laboratories in the amount of $2.3 million pursuant to the Amendment to the Exclusive License and Development Agreement previously entered into between Abbott and Rubicon with respect to the Guardian Balloon System embolic protection device. The final payment from Abbott accounted for substantially all the Company's revenues in 2002 and, since no license fees were received in 2003, its revenues declined significantly in 2003 as compared to 2002.

Results of Operations

         Revenue and Profits

Total revenue decreased to $12,000 for the year ending December 31, 2003, compared to $2,498,000 in 2002. The lack of significant revenues, coupled with substantially increased operating expenses in connection with the Rubicon Filter as discussed below, resulted in a net loss of $4,729,000 in 2003, compared to net income of $359,000 in 2002. The decline in revenue is primarily attributable to the $2.3 million license fee from Abbott in 2002 that was not repeated in 2003. Following the amendment of the Abbott license agreement, Rubicon had hoped to derive additional revenue from the sale or license of the Guardian System, however, due to the potential of the Rubicon Filter, the waning interest in balloon technology in the field of embolic protection, and the Company's limited resources, Rubicon determined to focus the majority of its attention on developing the Rubicon Filter and obtaining European clinical approval for the device, and not to further pursue the development or manufacturing of the Guardian System at this time.

As a result of our efforts, on February 5, 2004 we completed initial European clinical testing of the Rubicon Filter for use in saphenous vein graphs and expect that CE Mark clearance will be obtained near the end of the second quarter of 2004. In addition, the Rubicon Filter is also currently undergoing CE Mark clinical studies in Europe for its use in carotid stenting procedures and we anticipate completing these studies in the near future. When and if CE Mark clearance is obtained for either procedure, we plan to commence marketing the Rubicon Filter in certain European countries and other countries where the CE Mark clearance is accepted. Therefore, we anticipate the Rubicon Filter will begin to generate revenues during 2004, although no assurances can be given that all of the clinical trials will be completed as scheduled or that CE Mark clearance will be obtained.

         Operating Expenses

Total operating expenses, which include depreciation and amortization expenses, general and administrative (G&A) expenses, and expenses for research and development (R&D), increased to $4,825,000 in 2003 compared to $1,915,000 in 2002. The significant increase in operating expenses for 2003 was primarily due to the expenses resulting from variable accounting treatment of the Company's stock options, increased R&D activities in connection with the Rubicon Filter, increased costs related to the Company's growth, and professional fees incurred in connection with the previously discussed transactions with Boston.

         General and Administrative (G&A)

G&A expenses increased to $3,357,000 in 2003 compared to $1,238,000 in 2002. The increase was primarily due to a $1,091,000 non-cash expense related to the Company's stock options. During the second quarter of 2003, Rubicon re-priced all its outstanding stock options to a new exercise price of $.22 per share, the then current market price of Rubicon's common stock, and the re-pricing of the options requires variable accounting. Under variable accounting, Rubicon is required to adjust compensation expense each quarter based on the number of vested options and the change in the stock price during the period. Subsequent increases or decreases to compensation expense are dependent upon the fluctuations in the market price of the Company's common stock. Rubicon's common stock had a market price of $.86 on December 31, 2003, which resulted in a $62,000 non-cash compensation expense for the fourth quarter 2003, and a $1,091,000 expense for the 2003 fiscal year, compared to variable stock option expense of $0 in 2002.

Company growth also contributed to the increase in G&A expenses in 2003. During 2003, the Company experienced the most rapid growth in its history. To support our current operations and to provide us with the resources necessary to conduct clinical trials and sustain our future operations, the Company hired 22 new employees, and moved to a new facility. As a result, salary expenses for operations, officers, and sales and marketing, increased to $828,000 in 2003, compared to $418,000 in 2002. During the fourth quarter of 2003, the Company also paid the President /CEO the special closing bonus of $150,000 provided for in his employment agreement as a result of the closing of the transaction with Boston. We expect that salary expenses will continue to increase in 2004 as we continue to expand our operations and begin manufacturing and distribution of the Rubicon Filter.

Legal and consulting expenses also increased in 2003 due primarily to professional fees incurred in connection with the transactions with Boston. The Company's legal expenses increased to $358,000 and consulting expenses increased to $187,000 in 2003 compared to $76,000 and $24,000, respectively, in 2002. The increases were attributable to the increased legal services required in connection with the Boston transaction, the engagement of an investment banker to review the transaction and render a fairness opinion, and the engagement of independent legal counsel to advise a special committee of the board of the directors appointed to review the transaction. We do not expect to incur the same level of professional fees in 2004 and anticipate that both legal and consulting expenses will be lower in 2004 than they were in 2003.

         Research and Development (R&D)

During 2003, the Company continued its preparation for and commenced the European regulatory approval process for the Rubicon Filter and completed the first human clinical trials of the Rubicon Filter. As a result, our investment in R&D, including salaries and consulting expenses, increased to $1,390,000 in 2003, compared to $519,000 for the same period in 2002. We foresee that this pattern will continue, and spending on research and development will continue to increase in 2004, as we move forward with the European regulatory approval process and work to complete our European studies. In addition, we plan to begin the process of seeking approval for the use of the Rubicon Filter in the United States. The costs of conducting clinical trials in the U.S. are expected to be greater than those associated with the clinical trials in Europe. Therefore, we anticipate that R&D expenses will increase significantly in 2004 and may be more than double the R&D costs incurred in 2003. At the present time, the Company projects that it will invest over $6 million dollars over the next two years in clinical trial related expenses, however, the timing of such expenditures will depend on the completion of the various clinical phases and it is difficult to predict what portion of such expenses will be incurred in 2004 and what portion will be incurred in 2005.

Liquidity and Capital Resources

During the year ending December 31, 2003, Boston Scientific Corporation purchased two million shares of Rubicon common stock for $2 million and also purchased 1,090,147 shares of Series A Preferred Stock for $15,000,000, which substantially improved our working capital. At December 31, 2003, Rubicon's working capital was $14,723,000 and the Company had a current ratio of approximately 46 to 1, compared to working capital of $1,548,000 and a current ratio of 5 to 1, at December 31, 2002. The Company's operations have not generated sufficient cash flows to support our current cash requirements and we are continuing to use working capital to fund our expanding operations. As a result, net cash used in operating activities, including adjustments for depreciation and other non-cash operating expenses, increased to $3,563,000 in 2003, compared to $1,246,000 for the same period in 2002. Working capital will continue to be required to fund our operations until we obtain regulatory approval for the Rubicon Filter and begin to generate revenues. Rubicon invests its capital in short term certificates of deposit.

Net cash used in investing activities was $225,000 in 2003, compared to cash provided by investing activities of $21,000 in 2002. Rubicon invested $127,000 in intangible assets for patent related costs associated with the Rubicon Filter and had a investment of $98,000 in property and equipment in 2003, compared to a $136,000 investment in intangible assets and a $13,000 investment in property and equipment in 2002. In 2002, the Company also sold $170, 000 in equipment related to discontinued operations and did not sell any equipment in 2003. During 2003, the Company also purchased $54,000 of property, which it financed through a long-term debt agreement.

In addition to the above investing activities, the Company issued 350,000 stock options, 50,000 to a member of the Company's Medical Advisory Board that will vest over a two-year period, and 300,000 to two persons for consulting services that will vest over a five-year period. The Company used the Black-Scholes option pricing model to estimate the fair value of the options, and recorded $138,000 in deferred compensation that will be expensed over the respective vesting periods of the options. During 2003 the Company recognized $35,000 in consulting expense and reduced its deferred compensation, leaving a deferred compensation balance of $123,000 for the year ending December 31, 2003.

We anticipate that the development of the Rubicon Filter and other technologies will require a continuing investment in patent related costs as we continue to improve our technologies and file for additional patents. Furthermore, during 2004, the Company plans to file several international patents to secure its patents in worldwide markets. Currently we estimate the costs associated with securing our patent rights could exceed $500,000. In addition, in anticipation of future manufacturing requirements, on December 1, 2003 we moved to a new, 31,500 square foot manufacturing facility and we plan to make additional investments in property and equipment in 2004, as we prepare the facility for the manufacturing phase of the Rubicon Filter.

Primarily, because of Boston's two equity investments during 2003, net cash provided by financing activities was $16,883,000 in 2003, compared to $183,000 in 2002. The equity investments by Boston have substantially improved our working capital. We believe we have sufficient working capital to fund our current level of operations for approximately the next two years, including the anticipated costs associated with the regulatory approval process for the Rubicon Filter in Europe and the United States.

Outlook

We believe our success will depend on our ability to obtain regulatory approval for the Rubicon Filter. We will be unable to market any products in any country until the necessary regulatory approvals have been obtained. The ongoing European clinical trials, and the anticipated start of the United States clinical trials sometime in early 2004, are a crucial step in the future success of the Company. We anticipate we will receive CE Mark clearance early in 2004 and hope to commence marketing the Rubicon Filter by the end of the second quarter and begin generating consistent revenues soon thereafter. However, no assurances can be given that the clinical trials will be completed in accordance with Rubicon's projections or that CE Mark clearance will be obtained.

Critical Accounting Policies

Rubicon carries patent rights purchased from outside parties and legal costs incurred to obtain patents on internally developed technologies at cost, less accumulated amortization, over the estimated useful lives of the patents. Rubicon reviews its patent assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. Approximately $276,000 of Rubicon's patent costs at December 31, 2003 are capitalized legal costs incurred to obtain patents related to the Rubicon Filter. The realization of future cash flows related to these patent costs will depend on whether Rubicon is able to obtain regulatory approvals for its products and generate revenue from the sale of those products. Future cash flows could also result from the sale of patent rights. However, if it is determined that an impairment loss has occurred based on a lack of sufficient future cash flows needed to recover the patent costs, such loss will be recognized in the statement of operations in the period such determination is made.

Off-Balance Sheet Arrangements

Rubicon has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7.  Financial Statements

The following financial statements are being filed with this report and are located following the signature page.

Consolidated Financial Statements of Rubicon Medical Corporation and Subsidiary, December 31, 2003

         Independent Auditors' Report
         Consolidated Balance Sheet, December 31, 2003
         Consolidated Statement of Operations for the years ended
           December 31, 2003 and 2002
         Consolidated Statement of Stockholders' Equity for the years ended
           December 31, 2003 and 2002
         Consolidated Statement of Cash Flows for the years ended
           December 31, 2003 and 2002
         Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Rubicon has had no disagreements with its principal independent accountant with respect to accounting practices or procedures or financial disclosure.

Item 8A. Controls and Procedures

The Registrant's President and CEO, and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Registrant. The Certifying Officers have concluded (based on the evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names, ages, and titles of the directors and executive officers of Rubicon.

                                                                          Held
                                                                       Position
Name                       Age                Title                      Since*
----                       ---                -----                    --------
David B. Berger            49    Chairman of the Board and Director      2000
Richard J. Linder          34    President, Chief Executive Officer      2000
                                 and Director
Brian C. Woolf             39    Chief Financial Officer                 2003
Dennis M. Nasella          51    Secretary and Director                  2000
Randall Higashida          48    Director                                2001
Harold R. "Butch" Wolcott  57    Director                                2001

-------------------
* The term of office of each director is one year and until his or her successor is elected at Rubicon's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

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

Brian C. Woolf. Mr. Woolf is and has been the Chief Financial Officer of Rubicon Medical Corporation since September 2003. Mr. Woolf previously served as Rubicon's controller from August 2000 to September 2003. From 1994 to August 2000, Mr. Woolf was controller of E.B. Berger Inc., a specialty subcontractor construction company. Prior to 1994 he served as a senior case auditor for the Standing Chapter 13 Trustee in Salt Lake City, and in a variety of other financial and general management positions. He received a master's degree in business administration from Webster University and a bachelor's degree in finance from the University of Utah in Salt Lake City.

Dennis M. Nasella, CPA. Mr. Nasella is a certified public accountant and has been employed by E.B. Berger, Inc. since 1993 as its chief financial officer. Mr. Nasella also served as Rubicon's Chief Financial Officer from October 2000 through September 2003. Mr. Nasella received his B.S. in Business Administration and Finance from California Western University and has been in public and private accounting. He has over 25 years experience in finance, accounting and financial audit work, most as a senior manager.

Randall T. Higashida, MD. Dr. Higashida received his MD degree from the Tulane University School of Medicine in 1980. Since 1994, he has been a Clinical Professor of Radiology and Neurological Surgery in the Division of Interventional Neurovascular Radiology at the University of California, San Francisco. He has been Director and Chief of the Division since 1996.

Harold R. "Butch" Wolcott. Mr. Wolcott has 34 years' experience in newly-formed venture capital financed corporations, as well as multi-million dollar medical device businesses with international operations. From October 2002 to the present, Mr. Wolcott has been self-employed as a consultant in the medical device industry and has managed his own investments. From November 2001 to September 2002, he was chief operating officer of Rubicon Medical Corporation. From 1992 to 1999, he was Executive Vice President and General Manager of Ballard Medical Products of Draper, Utah, where he was involved with all aspects of the corporation's day-to-day management. He was a key participant in the sale of Ballard Medical to Kimberly-Clark in 1999. From 1999 to his appointment to Rubicon's Board of Directors, Mr. Wolcott was on the boards of directors of several other companies.

Board of Director Meetings and Committees

The Board of Directors held six meetings during the fiscal year ended December 31, 2003. The directors also discussed the business and affairs of Rubicon informally on several occasions throughout the year and took several actions through unanimous written consents in lieu of meetings. The board of directors also appointed a special committee consisting of independent directors to make a recommendation with respect to the Transaction Agreement with Boston Scientific. The special committee held three meetings.

The Board of Directors has not appointed any standing committees at this time. There is no separately-designated standing audit committee at this time and the entire Board of Directors acts as the Company's audit committee. The Board of Directors does not have an independent "financial expert" because it does not believe the scope of the Company's activities to date have justified the expenses involved in obtaining such a financial expert. In addition, the Company's Common Stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of such exchanges.

Code of Ethics

The Company plans to adopt a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers. When completed, a copy of such Code of Ethics will be provided to any person without charge, upon request directed to: Rubicon Medical Corporation, Atten:
Chief Financial Officer, 3598 West 1820 South, Salt Lake City, Utah 84104.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its executive officers and directors pursuant to which the Company has agreed to indemnify and hold such persons harmless from and against any losses, claims, damages, liabilities and expenses incurred by such persons in connection with certain legal proceedings to full extent permitted by law. The right to indemnification includes the right to have the Company pay such persons' expenses in any proceeding as such expenses are incurred and in advance of the final disposition of such proceeding. This summary description of the indemnification agreements is qualified in its entirety by reference to the indemnification agreements themselves, copies of which are included as exhibits to this report.

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

                                                                                            Long Term Compensation
                                                                                 ---------------------------------------------
                                                  Annual Compensation                    Awards                 Payouts
------------------------- -------------- --------------------------------------- ------------------------ --------------------
             (a)                 (b)         (c)           (d)          (e)          (f)         (g)         (h)       (i)
                                                                     Other
                                                                     Annual      Restricted   Securities                All
                               Year                                  Compen-        Stock     Underlying     LTIP      Other
 Name and Principal Position   Ended        Salary        Bonus       sation      Award(s)    Options/     Payouts     Compen-
                               Dec. 31       ($)           ($)         ($)(1)        ($)      SARs (no.)     ($)      sation ($)
------------------------------ --------- ------------- ------------- ----------- ------------ ----------- ---------- -----------

Richard J. Linder (CEO)          2003     $150,000       $150,000     $17,271         --           --         --         --
                                 2002     $112,000             --     $14,194         --           --         --         --
                                 2001     $100,000        $20,000     $ 5,289         --           --         --         --
--------------
(1) Other annual compensation consisted of: $6,000 in 401(k) contributions and
    $11,271 for personal use of a company car in 2003; $3,615 in 401(k)
    contributions and $10,579 for personal use of a company car in 2002; and
    $5,289 for use of a company car in 2001.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information with respect to all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the Named Executive Officers of Rubicon.
------------------------ --------------- --------------- --------------- --------------
          (a)                 (b)              (c)           (d)              (e)
                                           % of Total
                           Number of      Options/SARs
                           Securities      Granted to
                           Underlying      Employees      Exercise or
                          Options/SARs   During Fiscal     Base Price     Expiration
         Name            Granted (no.)        Year         ($/share)         Date
         ----            -------------   -------------    -----------     ----------
Richard J. Linder          200,000(1)           9.8%          $0.22        4-22-2013

----------------
(1) One-fifth of these options vests every April 22, beginning on April 22,
    2004, with the last tranche vesting on April 22, 2008.


Aggregate Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR Values

The following table sets forth information with respect to the exercise of options and SARs during the last completed fiscal year by the Named Executive
Officers and the fiscal year end values of unexercised options and SARs.

------------------------ ------------------ --------------- -------------------------- ---------------------------
          (a)                   (b)              (c)                   (d)                         (e)
                                                              Number of Securities        Value of Unexercised
                                                             Underlying Unexercised    In-the-Money Options/SARs
                                                             Options/SARs at FY End            at FY End
                                                                      (no.)                        ($)
                          Shares Acquired       Value             Exercisable/                Exercisable/
         Name            on Exercise (no.)   Realized ($)         Unexercisable              Unexercisable
         ----            -----------------   ------------    -----------------------   --------------------------
Richard J. Linder               --                --             540,000/660,000          $345,000/$422,400(1)
------------------
(1) Based on the closing price for the Company's common stock of $0.86 on
    December 31, 2003.

Directors' Compensation

Rubicon reimburses its directors for costs incurred by them in attending meetings of the Board of Directors and its Committees. Rubicon does not currently pay any separate compensation to persons who serve on the Board of Directors.

During the year ended December 31, 2003, Rubicon paid $7,752 in medical insurance premiums for Harold R. Wolcott, a director and former Chief Operating Officer of the Company.

Medical Advisory Board Compensation

During May 2000, Rubicon granted a total of 473,334 shares of its restricted common stock to the members of its Medical Advisory Board for one year's service on the Advisory Board. In November 2001, Rubicon entered into eighteen-month agreements with the members of its Medical Advisory Board pursuant to which it granted options entitling the Advisory Board members to purchase a total of 530,000 shares of Rubicon Common Stock at an exercise price of $1.00 per share, which was reduced to $0.22 per share in April 2003 in connection with Rubicon's repricing of outstanding stock options. Twenty-five percent of the options vested on the grant date, and an additional twenty-five percent of the options vested following each 180-period of continuous service on the Medical Advisory Board. All of such options are now fully vested.

Rubicon subsequently granted additional stock options to certain members of the Advisory Board for the performance of additional services outside the scope of their duties as Advisory Board members. On May 6, 2002, Rubicon granted options entitling two members of the Advisory Board to purchase a total of 40,000 shares of Common Stock at a price of $.60 per share, the market price on the date of grant, which was reduced to $0.22 per share in April 2003. On August 5, 2002, Rubicon granted options to a new member of the Advisory Board entitling him to purchase 50,000 shares of Rubicon Common Stock at a price of $.34 per share, the market price for Rubicon stock on the date of grant, which was also reduced to $0.22 per share in April 2003. In addition, on September 24, 2003 Rubicon granted options to a member of the Advisory Board entitling him to purchase 50,000 shares of Rubicon common stock at a price of $.80 per share, the market price for Rubicon stock on the date of the grant. All grants made subsequent to the November 2001 grants, were subject to the same vesting requirements over a period of eighteen months as the original grants.

Employment Agreements, Termination of Employment, and Change in Control

Rubicon entered into an employment agreement with Richard J. Linder, its President/CEO, dated as of October 1, 2003, that superceded and replaced the employment agreement dated March 31, 2000. The term of the employment agreement is for four years and three months, expiring on December 31, 2007. The agreement provides for an annual base salary of $150,000 per year, subject to annual adjustment by the board of directors, and an annual cash bonus to be determined by the board of directors in an amount not to exceed 100% of Mr. Linder's annual base salary. The agreement also provides for the payment of a special, closing bonus to Mr. Linder in the amount of $150,000 upon the execution of the Transaction Agreement with Boston Scientific Corporation (which was signed on October 29, 2003). Under the agreement, Mr. Linder is also provided with benefits customarily provided to the Company's executives, including medical insurance and participation in any retirement, pension, profit-sharing, disability, stock option, and other benefit plans and programs in effect from time to time, and provides for Mr. Linder's use of a company automobile. The agreement provides that if Mr. Linder should be terminated by Rubicon without cause, or if Mr. Linder should terminate his employment for "good reason," he will be entitled to a termination payment equal to 100% of his base salary and annual bonus (with the maximum amount of the bonus being capped at 30% of his annual base salary); provided, that if his employment is so terminated during the first year of the agreement, the payment will be equal to 150% of such annual salary and bonus. In the event of such termination, the Company will also provide Mr. Linder with health insurance coverage for a period of eighteen months. In the event of a change of control of the Company, the Company will also be required to make payments to Mr. Linder to offset the effects of Section 280G of the Internal Revenue Code with respect to so-called "parachute payments." This summary description of Mr. Linder's employment agreement is qualified in its entirety by reference to the employment agreement, a copy of which is included as an exhibit to this report.

401(k) Plan

During 2002, Rubicon established a 401(k) Retirement Savings Plan. All employees are eligible to participate in the plan after one year of service. Rubicon contributes up to 4% of a participant's annual compensation on a discretionary basis, with its contributions vesting over a six-year period. Rubicon's contribution expense to the plan during 2003 was $12,500.

Stock Option and Stock Award Plans

         Amended and Restated 2001 Stock Plan

On September 24, 2003, Rubicon's board of directors amended and restated the Rubicon Medical Corporation 2001 Stock Plan (the "Plan") that was originally adopted by the board of directors on November 7, 2001. The Plan provides for the grant of non-statutory stock options and stock purchase rights to employees and consultants. A total of 6,000,000 shares of Rubicon's common stock has been reserved for issuance under the Plan. The Plan is administered by the Company's board of directors. The exercise price of stock options granted under the Plan may not be less than 100% of the fair market value of Rubicon's common stock on the date of grant, and the term of stock options granted under the Plan may not exceed ten years. In the event of a change in control of the Company, as defined in the Plan, any unvested options shall automatically vest immediately prior to such change in control. As of March 8, 2004, Rubicon had granted stock options to purchase a total of 5,973,500 shares of common stock under the Plan. This summary description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is included as an exhibit to this report.

Report on Repricing of Options

On April 22, 2003, Rubicon's board of directors authorized the repricing of all outstanding stock options issued under the Plan to an exercise price of $0.22 per share, the market price for Rubicon's common stock at the date of the re-pricing. The board had previously repriced the options to an exercise price of $0.34 per share on August 5, 2002. However, since the market price for the Company's common stock continued to decline, the board of directors determined that an additional repricing was necessary to provide incentive to the Company's employees and consultants and allow the Company to retain their services through a critical phase of the Company's development. At the time of the repricing, the Company was facing a shortage of working capital and required additional capital and product development efforts in order to continue its plan of operations. The Company did not have adequate financial resources to increase salaries or pay cash bonuses, and the board believed that the repricing of stock options to the then current market price was the only viable method of building employee loyalty and providing employees with an incentive to remain with the Company. The board determined that the repricing should apply to all options granted by the Company up to the date of the repricing, including options held by officers, directors and consultants. As such, the exercise price for a total of 4,367,000 stock options was repriced to $0.22 per share, 2,750,000 of which were beneficially owned by executive officers and directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 8, 2004, the number of shares of Rubicon's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of Rubicon's common stock, and by each of Rubicon's officers and directors, and by all officers and directors as a group. On March 8, 2004, there were 54,773,334 shares of Rubicon's common stock issued and outstanding.


Title                                             Number of           Percent
of Class          Name and Address             Shares Owned(1)      of Class(2)
--------          ----------------             ---------------      -----------

                  Principal Stockholders
                  ----------------------

Common   Boston Scientific Corporation          41,231,883(3)          61.2%
         One Boston Scientific Place
         Natick, MA 01760

                  Officers and Directors(4)
                  -------------------------
Common   David B. Berger                        24,081,762(5)          43.6%
Common   Randall T. Higashida                    1,624,000(6)           3.0%
Common   Richard J. Linder                       2,839,300(7)           5.1%
Common   Dennis M. Nasella                       1,556,863(8)           2.8%
Common   Brian C. Woolf                             76,000(9)           0.1%
Common   Harold R. "Butch" Wolcott                 200,000(10)          0.4%
Common   All Officers and Directors             29,939,000(11)         53.0%
         as a Group (5 persons)
------------------
(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2) Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 8, 2003 are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes: (i) 2,649,351 shares of common stock owned of record, (ii) 10,901,470 shares of common stock issuable upon conversion of 1,090,147 shares of Series A Preferred Stock, and (iii) currently exercisable options to acquire the 27,681,062 shares of common stock (including 1,750,000 shares which are subject to Company stock options) beneficially owned by David B. Berger and Richard J. Linder. For purposes of computing the percentage ownership of Boston Scientific, the 10,901,470 shares of common stock issuable upon conversion of the Series A Preferred Stock and the 1,750,000 shares issuable upon exercise of Company options by third parties are deemed to be outstanding, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(4) The address for each of Rubicon's officers and directors is 3598 West 1820 South, Salt Lake City, Utah 84104.
(5) Includes 23,631,762 shares held by a family partnership of which Mr. Berger is the general partner, and 450,000 shares which are the subject of currently exercisable stock options. Boston Scientific Corporation holds a currently exercisable option to acquire all of such shares and, accordingly, such shares are also deemed to be owned by Boston Scientific Corporation.
(6) Includes 250,000 shares which are the subject of currently exercisable stock options.
(7) Includes 2,299,300 shares held by a family partnership of which Mr. Linder is the general partner, and 540,000 shares which are the subject of currently exercisable stock options. Boston Scientific Corporation holds a currently exercisable option to acquire all of such shares and, accordingly, such shares are also deemed to be owned by Boston Scientific Corporation.
(8) Includes shares held of record by a family partnership and 300,000 shares which are the subject of currently exercisable stock options.
(9) Includes 76,000 shares which are the subject of currently exercisable stock options.
(10) Includes 200,000 shares which are the subject of currently exercisable stock options.
(11) Includes 1,816,000 shares which are the subject of currently exercisable stock options.

Change in Control

Boston Scientific Corporation currently owns 2,649,351 shares of the Company's common and 1,090,147 shares of the Company's Series A Preferred Stock that is convertible into 10,901,470 shares of the Company's common stock at any time at the election of Boston. In addition, the controlling stockholders of the Company have granted Boston the option to acquire shares of the Company's common stock (consisting of 25,931,062 shares currently owned by such persons and 1,750,000 shares which such persons are entitled to acquire upon the exercise of Company stock options). If Boston converts the Series A Preferred Stock to common stock and exercises its options with the controlling stockholders, it would own 41,231,883 shares or 61.2% of the 67,424,804 shares of the Company's common stock that would then be issued and outstanding. Boston has agreed that in the event it exercises its option to acquire the shares of the controlling stockholders, it will also offer to purchase all other outstanding shares of the Company's common stock on the same terms, including price and form of consideration. (See "Item 1. Description of Business: Boston Scientific Transaction.")

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

----------------------- ---------------- ----------------- ---------------------
                           Number of      Weighted-average Number of securities
                         securities to   exercise price of      remaining
                           be issued        outstanding       available for
                              upon            options,       future issuance
                          exercise of         warrants         under equity
                          outstanding        and rights        compensation
                            options,                              plans
                         warrants, and                          (excluding
                             rights                             securities
                                                               reflected in
                                                               column (a))
                              (a)                (b)                 (c)
--------------------------------------------------------------------------------
Equity compensation            -                 -                  -
Plans approved by
Security holders
----------------------- ---------------- ----------------- ---------------------
Equity compensation        5,933,500           $0.27              66,500
Plans not approved by
Security holders


Item 12. Certain Relationships and Related Transactions

The Company plans to engage E.B. Berger Incorporated, a company controlled by David B. Berger and of which Dennis M. Nasella is an employee, to construct certain tenant improvements to Rubicon's new facilities. The amount of such improvements is expected to be less than $50,000, and the bid submitted by E.B. Berger Incorporated was lower than the three independent bids submitted for the project.

On October 29, 2003, the Company entered into a Transaction Agreement with Boston Scientific Corporation and Boston Scientific Corporation entered into stock option agreements with the Company's controlling stockholders. (See "Item
1. Description of Business: Boston Scientific Transactions.")

During the calendar year ended December 31, 2002 Rubicon borrowed and repaid loans of $180,000 from a company controlled by David Berger, a director, officer and shareholder or Rubicon. Interest paid totaled approximately $4,000 for the year ended December 31, 2002. Rubicon believes the terms of such loans were no less favorable to Rubicon than those that could be obtained from an unrelated third party pursuant to arms' length negotiations.

During the year ended December 31, 2002, David Berger, a director, officer and principal shareholder contributed 400,000 shares of Rubicon common stock to Rubicon for cancellation to offset dilution to Rubicon's shareholders resulting from its issuance of 400,000 shares of common stock as payment for services under an investor relations contract.

During the years ended December 31, 2002 Rubicon paid approximately $85,000 to a company controlled by David Berger, a director, officer and shareholder of Rubicon, as reimbursement for actual expenses incurred and capital expenditures paid by that company on behalf of Rubicon.

Randall T. Higashida, MD, a director of Rubicon, is also a member of its Medical Advisory Board and in that capacity has been granted 100,000 shares of Rubicon's restricted common stock and stock options entitling him to purchase up to 100,000 shares of Rubicon common stock at an exercise price of $0.22 per share, subject to satisfaction of vesting restrictions.

During the years ended December 31, 2002, Rubicon received approximately $153,000 in revenue from Guardian RJL, Inc. for services related to the Guardian System. Rubicon's license agreement with Abbott Laboratories required that a separate corporation be formed to hold the funds and pay the future development costs associated with the Guardian System. Accordingly, Guardian RJL, Inc., was formed with Dennis Nasella, an officer and director of Rubicon, serving as the sole owner of Guardian RJL, Inc. All funds placed in Guardian RJL, Inc. by Abbott Laboratories were required to be paid to the parties performing development work on the Guardian System, including Rubicon. As of December 31, 2002, all of the capital used to fund Guardian RJL, Inc. had been distributed for expenses related to the Guardian System and, as a result, in January 2003, Guardian RJL, Inc. was dissolved.

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


Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following documents are included as exhibits to this report.

Exhibit      SEC Ref.
  No.          No.                   Title of Document                                   Location
-------      --------                -----------------                                   --------
  3.1          3      Articles of Incorporation and Amendments                  Incorp. by Reference*
  3.2          3      Bylaws                                                    Incorp. by Reference*
  3.1          3      Certificate of Designation of Series A Preferred          Incorp. by Reference****
                       Stock dated as of October 28, 2003
10.1          10      Employment Agreement with Richard J. Linder               This Filing
                       dated as of October 1, 2003
10.2          10      Assignment and Assumption of Lease with Catheter          This Filing
                       Innovations, Inc., dated as of December 1, 2003
10.3          10      Indemnification Agreement between Rubicon Medical         Incorp. by Reference*****
                       Corporation and David B. Berger, dated as of
                       September 26, 2003
10.4          10      Indemnification Agreement between Rubicon Medical         Incorp. by Reference*****
                       Corporation and Randall Higashida, dated as of
                       September 26, 2003
10.5          10      Indemnification Agreement between Rubicon Medical         Incorp. by Reference*****
                       Corporation and Richard J. Linder, dated as of
                       September 26, 2003
10.6          10      Indemnification Agreement between Rubicon Medical         Incorp. by Reference*****
                       Corporation and Dennis M. Nasella, dated as of
                       September 26, 2003
10.7          10      Indemnification Agreement between Rubicon Medical         Incorp. by Reference*****
                       Corporation and Harold R. Wolcott, dated as of
                       September 26, 2003
10.8          10      Indemnification Agreement between Rubicon Medical         Incorp. by Reference*****
                       Corporation and Brian Woolf, dated as of
                       September 26, 2003
10.9          10      Indemnification Agreement - Controlling                   Incorp. by Reference****
                       Stockholders among Rubicon Medical Corporation
                       and Berger Family Enterprises, David B. Berger,
                       Richard J. and Marla A. Linder Family Limited
                       Partnership, and Richard J. Linder, dated as of
                       September 26, 2003.
10.10         10      Amended and Restated Rubicon Medical Corporation          Incorp. by Reference*****
                       2001 Stock Plan, dated September 24, 2003*


10.11         10      Transaction Agreement among Boston Scientific             Incorp. by Reference****
                       Corporation, Nemo I Acquisition Inc., Richard J.
                       Linder (as Stockholders' Representative), and
                       Rubicon Medical Corporation, dated as of
                       October 29, 2003
10.12         10      Registration Rights Agreement among Rubicon               Incorp. by Reference****
                       Medical Corporation, Boston Scientific Corporation
                       and Nemo I Acquisition, Inc., dated as of
                       October 29, 2003
10.13         10      Option Agreement among Boston Scientific                  Incorp. by Reference****
                       Corporation, Nemo I Acquisition, Inc. and
                       Berger Family Enterprises, dated as of
                       October 29, 2003.
10.14         10      Option Agreement among Boston Scientific                  Incorp. by Reference****
                       Corporation, Nemo I Acquisition, Inc. and
                       David B. Berger, dated as of
                       October 29, 2003.
10.15         10      Option Agreement among Boston Scientific                  Incorp. by Reference****
                       Corporation, Nemo I Acquisition, Inc. and
                       Richard J. and Marla A. Linder Family Limited
                       Partnership, dated as of October 29, 2003.
10.16         10      Option Agreement among Boston Scientific                  Incorp. by Reference****
                       Corporation, Nemo I Acquisition, Inc. and
                       Richard J. Linder, dated as of
                       October 29, 2003.
10.17         10      First Amendment to Exclusive License and Development      Incorp. by Reference***
                       with Abbott Laboratories dated 10-7-02
10.18         10      Exclusive License and Development Agreement with          Incorp. by Reference**
                       Abbott Laboratories dated 6-29-00
10.19         10      Letter of Affirmation and Consent with USC and            Incorp. by Reference**
                       Abbott Laboratories dated 6-29-00
10.20         10      Letter of Understanding with USC dated 6-29-00            Incorp. by Reference**
10.21         10      Option and License Agreement with the University          Incorp. by Reference**
                       of Southern California (USC) dated 3-12-98
10.22         10      Option Exercise and License Amendment Agreement           Incorp. by Reference**
                       with USC dated 3-31-99
31.1          31      Section 302 Certification of Chief Executive Officer      This Filing
31.2          31      Section 302 Certification of Chief Financial Officer      This Filing
32.1          32      Section 1350 Certification of Chief Executive Officer     This Filing
32.2          32      Section 1350 Certification of Chief Financial Officer     This Filing

-------------------
*       Incorporated by reference to Exhibits 3.1 through 3.4 to the
        Registrant's Registration Statement on Form SB2 filed on
        December 7, 2000, SEC File No. 333-51414.
**      Incorporated by reference to Exhbits 10.1 to 10.2b to the Registrant's
        Registration Statement on Form SB-2 filed on December 7, 2000.
***     Incorporated by reference to Exhbit 10.2 to the Registrant's Current
        Report on Form 8-K filed on October 16, 2002
****    Incorporated by reference to Exhbits 3.1 and 10.1 through 10.7 to the
        Registrant's Current Report on Form 8-K filed on November 13, 2003.
*****   Incorporated by reference to Exhibits 10.1 through 10.7 to the
        Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, filed on November 14, 2003.

         (b) During the last quarter of the fiscal year ended December 31, 2003 the Company filed a Current Report on Form 8-K on November 13, 2003, which reported the agreements entered into among the Company, Boston Scientific Corporation, and Nemo I Acquisition Inc.

Item 14. Principal Accounting Fees and Services

Tanner + Co. served as Rubicon's independent accountants for the fiscal years ended December 31, 2003 and 2002.

During the fiscal years ended December 31, 2003 and December 31, 2002, fees for services provided by Tanner + Co. were as follows:

                                                  Year Ended
                                                 December 31,
                                     -----------------------------------

                                       2003                       2002
                                     --------                   --------


          Audit Fees                 $ 32,000                   $ 38,000
          Audit-Related Fees            3,000                      4,000
          Tax Fees                      4,000                      3,000
          All Other Fees
                                     --------                   --------
          Total                      $ 39,000                   $ 45,000
                                     ========                   ========


"Audit Fees" consisted of fees billed for services rendered for the audit of Rubicon's annual financial statements, review of financial statements included in Rubicon's quarterly reports on Form 10-QSB, and other services normally provided in connection with statutory and regulatory filings. "Audit-Related Fees" consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. "Tax Fees" consisted of fees billed for tax payment planning and tax preparation services. "All Other Fees" consisted of fees billed for services in connection with legal matters and technical accounting research.

The Board of Directors plans to adopt policies and procedures with respect to the pre-approval by the Board of Directors of non-audit engagements of the Company's independent accountants.






          [The balance of this page has been left blank intentionally.]

Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Rubicon Medical Corporation
                                         (Registrant)


Date: March 22, 2004                     By /s/ Richard J. Linder
                                           -------------------------------------
                                         Richard J. Linder, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 22, 2004                    By  /s/ Richard J. Linder
                                           -------------------------------------
                                         Richard J. Linder, President, CEO,
                                         and Director (Principal Executive
                                         Officer)


Dated: March 22, 2004                    By  /s/ Brian C. Woolf
                                           -------------------------------------
                                         Brian C. Woolf, Chief Financial Officer
                                         (Principal Accounting and Financial
                                         Officer)


Dated: March 22, 2004                    By  /s/ Dennis M. Nasella
                                           -------------------------------------
                                         Dennis M. Nasella
                                         Secretary, Treasurer and Director


Dated: March 22, 2004                    By  /s/ David B. Berger
                                           -------------------------------------
                                         David B. Berger, Chairman of the Board
                                         and Director


Dated: March 22, 2004                    By  /s/ Randall Higashida
                                           -------------------------------------
                                         Randall Higashida, Director


Dated: March 22, 2004                    By  /s/ Harold R. Wolcott
                                           -------------------------------------
                                         Harold R. "Butch" Wolcott, Director

Supplemental Information

Rubicon has not sent an annual report or proxy material to its security holders since the end of its most recent fiscal year on December 31, 2003.

                                 Rubicon Medical
                       Consolidated Financial Statements
                           December 31, 2003 and 2002

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

Notes to consolidated financial statements                                F-7


--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Rubicon Medical Corporation


We have audited the consolidated balance sheet of Rubicon Medical Corporation as of December 31, 2003, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rubicon Medical Corporation as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.


/s/  TANNER + CO.


Salt Lake City, Utah
January 15, 2004

                                                                  RUBICON MEDICAL CORPORATION
                                                                   Consolidated Balance Sheet

                                                                            December 31, 2003
---------------------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                                                 $   14,911,000
Prepaid expenses                                                                 139,000
                                                                          --------------
Total current assets                                                          15,050,000

Property and equipment, net                                                      174,000
Intangible assets, net                                                           276,000
                                                                          --------------

                                                                          $   15,500,000
                                                                          ==============

-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                          $      230,000
Accrued expenses                                                                  58,000
Current portion of long-term debt                                                 39,000
                                                                          --------------
Total current liabilities                                                        327,000

Long-term debt                                                                    58,000
                                                                          --------------

Total liabilities                                                                385,000
                                                                          --------------

Commitments and contingencies                                                          -

Stockholders' equity:
Series A convertible preferred stock, $.001 par value, 1,090,147 shares authorized; 1,090,147 shares issued and outstanding
  (Aggregate liquidation preference of $15,000,423)                                1,000
Common stock, $.001 par value, 100,000,000 shares
  shares authorized; 54,773,334 shares issued and outstanding                     55,000
Additional paid-in capital                                                    21,512,000
Deferred compensation                                                           (123,000)
Accumulated deficit                                                           (6,330,000)
                                                                          --------------

Total stockholders' equity                                                    15,115,000
                                                                          --------------

                                                                          $   15,500,000
                                                                          ==============


-----------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                          F-3

                                                                  RUBICON MEDICAL CORPORATION
                                                         Consolidated Statement of Operations

                                                                     Years Ended December 31,
---------------------------------------------------------------------------------------------

                                                                 2003             2002
                                                              -----------     -----------
Sales, net                                                    $    12,000     $ 2,498,000
Cost of sales                                                           -         176,000
                                                              -----------     -----------
Gross profit                                                       12,000       2,322,000

Operating expenses:
Depreciation and amortization                                      78,000         158,000
General and administrative                                      3,357,000       1,238,000
Research and development                                        1,390,000         519,000
                                                              -----------     -----------
Total operating expenses                                        4,825,000       1,915,000
                                                              -----------     -----------

Income (loss) from operations                                  (4,813,000)        407,000
                                                              -----------     -----------
Other income (expense):
Interest income                                                    67,000          12,000
Interest expense                                                  (14,000)        (70,000)
Other                                                              31,000           3,000
                                                              -----------     -----------

Net other income (expense)                                         84,000         (55,000)
                                                              -----------     -----------

Income (loss) from continuing operations
before provision for income taxes                              (4,729,000)        352,000 `
                                                              -----------     -----------

Income tax (expense) benefit                                            -               -
                                                              -----------     -----------

Net income (loss) from                                         (4,729,000)        352,000
continuing operations

Income from discontinued
operations, net of income taxes                                         -           7,000
                                                              -----------     -----------

Net income (loss)                                             $(4,729,000)    $   359,000
                                                              ===========     ===========

Net income (loss) per common
   share - basic and diluted
Continuing operations                                         $     (0.09)    $      0.01
Discontinued operations                                                 -               -
                                                              -----------     -----------

                                                                  $ (0.09)         $ 0.01
                                                              ===========     ===========

Weighted average shares - basic                                53,690,000      52,477,000
                                                              ===========     ===========

Weighted average shares - diluted                              53,690,000      52,905,000
                                                              ===========     ===========

-----------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                          F-4

                                                                                                         RUBICON MEDICAL CORPORATION
                                                                                      Consolidated Statement of Stockholders' Equity

                                                                                              Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------

                                       Series A
                                    Preferred Stock         Common Stock       Additional   Deferred
                                ---------------------------------------------   Paid-in      Compen-    Accumulated
                                   Shares      Amount     Shares       Amount   Capital      sation       Deficit        Total
                                ---------------------------------------------------------------------------------------------------
Balance, January 1, 2002                 -    $     -   51,687,334    $52,000 $ 2,815,000   $(120,000)  $(1,960,000)  $   787,000

Common stock issued for:
Cash                                     -          -      936,000      1,000     305,000           -             -       306,000
Satisfaction of convertible
 debenture                               -          -      200,000          -      50,000           -             -        50,000

Capital contribution to pay
 for services                            -          -            -          -     153,000           -             -       153,000

Stock options and warrants
issued for services                      -          -            -          -      69,000     (27,000)            -        42,000

Cancellation of stock options            -          -            -          -     (49,000)     49,000             -             -

Beneficial conversion feature            -          -            -          -      50,000           -             -        50,000

Amortization of deferred
 compensation                            -          -            -          -           -      78,000             -        78,000

Purchase and retirement of
 treasury stock                          -          -      (50,000)         -     (65,000)          -             -       (65,000)

Net income                               -          -            -          -           -           -       359,000       359,000
                               ----------------------------------------------------------------------------------------------------

Balance, December 31, 2002               -          -   52,773,334     53,000   3,328,000     (20,000)   (1,601,000)    1,760,000
                                                                                                                                -
Common stock issued for cash             -          -    2,000,000      2,000   1,998,000           -             -     2,000,000

Series A preferred stock
 issued for cash                 1,090,147      1,000            -          -  14,999,000           -             -    15,000,000

Stock options issued for
 services                                -          -            -          -     138,000    (138,000)            -             -

Amortization of deferred
 compensation                            -          -            -          -           -      35,000             -        35,000

Variable stock option expense            -          -            -          -   1,091,000           -             -     1,091,000

Gain on settlement of service
 agreement                               -          -            -          -     (42,000)          -             -       (42,000)

Net loss                                 -          -            -          -           -           -    (4,729,000)   (4,729,000)
                               ---------------------------------------------------------------------------------------------------

Balance, December 31, 2003       1,090,147    $ 1,000   54,773,334    $55,000 $21,512,000   $(123,000)  $(6,330,000)  $15,115,000
                               ===================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-5

                                                                                RUBICON MEDICAL CORPORATION
                                                                       Consolidated Statement of Cash Flows

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------


                                                                                 2003            2002
                                                                           -------------------------------
Cash flows from operating activities:
  Net (loss) income                                                         $ (4,729,000)    $    359,000
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities
      Depreciation and amortization                                               78,000          158,000
      Amortization of deferred compensation                                       35,000           78,000
      Common stock issued for services                                                 -          153,000
      Stock options and warrants issued for services                                   -           42,000
      Effective interest on beneficial conversion feature                              -           50,000
      Variable stock option compensation expense                               1,091,000                -
      Gain on settlement of service contract                                     (42,000)               -
      Gain (loss) on disposition of assets                                        12,000          (16,000)
      Decrease (increase) in:
        Receivables                                                               56,000          120,000
        Prepaid expenses                                                        (129,000)          11,000
        Inventory                                                                      -           58,000
        Income taxes receivable                                                        -          163,000
      Increase (decrease) in:
        Accounts payable                                                          25,000           90,000
        Accrued expenses                                                          40,000          (20,000)
                                                                           -------------------------------

            Net cash (used in) provided by operating activities               (3,563,000)       1,246,000
                                                                           -------------------------------

Cash flows from investing activities:
  Purchase of intangible assets                                                 (127,000)        (136,000)
  Proceeds from sale of property and equipment                                         -          170,000
  Purchase of property and equipment                                             (98,000)         (13,000)
                                                                           -------------------------------

            Net cash (used in) provided by investing activities                 (225,000)          21,000
                                                                           -------------------------------

Cash flows from financing activities:
  Principal payments on long-term debt                                          (117,000)        (288,000)
  Proceeds from long-term debt                                                         -          180,000
  Proceeds from convertible note payable                                               -           50,000
  Purchase and retirement of treasury stock                                            -          (65,000)
  Proceeds from issuance of Series A preferred stock                          15,000,000                -
  Proceeds from issuance of common stock                                       2,000,000          306,000
                                                                           -------------------------------

            Net cash provided by financing activities                         16,883,000          183,000
                                                                           -------------------------------

Net increase in cash and cash equivalents                                     13,095,000        1,450,000

Cash and cash equivalents at beginning of year                                 1,816,000          366,000
                                                                           -------------------------------

Cash and cash equivalents at end of year                                    $ 14,911,000     $  1,816,000
                                                                           ===============================

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-6

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2003 and 2002
--------------------------------------------------------------------------------


1.  Organization  Organization
    and           ------------
    Summary of    Rubicon Medical Corporation (the Company) is a Delaware
    Significant   corporation that was incorporated in June 1989. The Company
    Accounting    conducts research and development activities to generate
    Policies      interventional vascular medical devices and products.

                  Principles of Consolidation
                  ---------------------------
                  The consolidated financial statements include the accounts of Rubicon Medical Corporation and its wholly-owned subsidiary, Rubicon Medical, Inc., a Utah corporation. All intercompany balances and transactions have been eliminated in the consolidation of the financial statements.

                  Concentration of Credit Risk
                  ----------------------------
                  Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

                  The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  Cash and Cash Equivalents
                  -------------------------
                  The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization  Property and Equipment
    and           ----------------------
    Summary of    Property and equipment are recorded at cost, less accumulated
    Significant   depreciation. Depreciation and amortization on capital leases
    Accounting    and property and equipment are determined using the
    Policies      straight-line method over the estimated useful lives of the
    Continued     assets or terms of the leases. The estimated useful lives of the assets are as follows:

                                                                Years
                                                                -----
                            Furniture and fixtures                7
                            Equipment                             5
                            Vehicles                              5
                            Leasehold improvements                3


                  Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

                  Intangible Assets
                  -----------------
                  Intangible assets consist primarily of costs to develop patents. Patent costs are amortized on a straight-line basis over ten years. The Company assesses recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects the Company's average cost of funds.

                  Revenue Recognition
                  -------------------
                  Revenue from product sales, service and license or other agreements is recognized when a binding agreement has been entered into, product title has been transferred or services have been rendered, the price is fixed and determinable, collection is reasonably assured and the Company has no significant obligations remaining.

                  Advertising
                  -----------
                  The Company expenses the cost of advertising as incurred. For the years ended December 31, 2003 and 2002, advertising expenses totaled approximately $1,000 and $4,000, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization  Stock-Based Compensation
    and           ------------------------
    Summary of    The Company has adopted Statement of Financial Accounting
    Significant   Standards (SFAS) No. 123, "Accounting for Stock-Based
    Accounting    Compensation". In accordance with the provisions of SFAS 123,
    Policies      the Company has elected to continue to apply Accounting
    Continued     Principles Board Opinion No. 25, "Accounting for Stock Issued
                  to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans except for options that have been repriced and are subject to variable accounting.
                  Compensation cost for repriced stock options has been recorded in accordance with Financial Accounting Standards Board (FASB)
                  Interpretation Number 44, "Accounting for Certain Transactions
                  Involving Stock Compensation". Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No.
                  123, the Company's net earnings would have been changed by the following as set forth in the table below:

                                                                      Years Ended December 31,
                                                                   -----------------------------
                                                                       2003           2002
                                                                   -----------------------------

                  Net income (loss) - as reported                  $  (4,729,000) $     359,000
                  Add: Stock-based employee compensation
                   expense included in reported net loss, net of
                   related tax effects                                 1,091,000              -
                  Deduct: Total stock-based employee
                   compensation expense determined under fair
                   value based method for all awards, net of
                   related tax effects                                   (60,000)       (41,000)
                                                                   -----------------------------

                  Net income (loss) - pro forma                    $  (3,698,000) $     318,000
                                                                   =============================

                  Income (loss) per share - as reported            $        (.09) $         .01
                                                                   =============================

                  Income (loss) per share - pro forma              $        (.07) $         .01
                                                                   =============================

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization  The fair value of each option grant is estimated at the date
    and           of grant using the Black-Scholes option pricing model with the
    Summary of    following assumptions:
    Significant
    Accounting                                                        December 31,
    Policies                                               ------------------------------------
    Continued                                                    2003              2002
                                                           ------------------------------------
                  Expected dividend yield                  $              -   $             -
                  Expected stock price volatility                       156%               62%
                  Risk-free interest rate                              3.07%             4.56%
                  Expected life of options                           5 years           5 years
                                                           ====================================

                  The weighted average fair value of options granted during the years ended December 31, 2003 and 2002 is $.31 and $.20, respectively.

                  Research and Development
                  ------------------------
                  The Company expenses research and development costs as incurred.

                  Income Taxes
                  ------------
                  Rubicon Medical Corporation accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization  Earnings Per Share
    and           ------------------
    Summary of    The computation of diluted earnings per common share is based
    Significant   on the weighted average number of shares outstanding during
    Accounting    the year, plus common stock equivalents calculated under the
    Policies      treasury stock method. The Company has issued equity
    Continued     instruments convertible into common stock such as stock
                  options issued to employees and consultants that can be exercised for approximately 5,933,000 and 3,844,000 shares of common stock at December 31, 2003 and 2002, respectively, with conversion prices between $0.14 and $0.80 at December 31, 2003 and $0.14 and $1.00 at December 31, 2002. In addition, the
                  Company has issued Series A preferred stock convertible at the option of the holder into 10,901,470 shares of common stock.
                  Common stock equivalents have not been included in the diluted earnings per share calculation for the year ended December 31, 2003 because the effect would be antidilutive. Common stock equivalents were included in the diluted earnings per share calculation for the year ended December 31, 2002 and totaled approximately 428,000.

                  Impairment of Long-Lived Assets
                  -------------------------------
                  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

                  Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Property      Property and equipment consists of the following at December
    and           31, 2003:
    Equipment
                  Equipment                                                 $         168,000
                  Furniture and fixtures                                              146,000
                  Vehicles                                                             92,000
                  Leasehold improvements                                                8,000
                                                                            ------------------
                                                                                      414,000

                  Less accumulated depreciation and amortization                     (240,000)
                                                                            ------------------

                                                                            $         174,000
                                                                            ==================

3.  Intangible    Intangible assets consist of the following at December 31,
    Assets        2003:
                  Patents                                                   $         281,000
                  Less accumulated amortization                                        (5,000)
                                                                            ------------------

                                                                            $         276,000
                                                                            ==================

4.  Long Term     Long-term debt consists of the following at December 31, 2003:
    Debt
                  Note payable to a bank with monthly installments of
                  $997, including interest imputed at 5.9%, secured by a
                  vehicle, due July 2008                                    $          48,000

                  Note payable to a bank in monthly installments of $826,
                  including interest at 8.9% secured by a vehicle, due
                  May 2005                                                             13,000

                  Capital lease obligations (see note 5)                               36,000
                                                                            -----------------
                                                                                       97,000
                  Less current portion                                                (39,000)
                                                                            -----------------

                                                                            $          58,000
                                                                            =================

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


4.  Long Term     Future maturities of long-term debt are as follows:
    Debt
    Continued          Years Ending December 31:
                       -------------------------
                                2004                         $      39,000
                                2005                                26,000
                                2006                                12,000
                                2007                                12,000
                                2008                                 8,000
                                Thereafter                               -
                                                             -------------
                                                             $      97,000
                                                             =============


5.  Leases        The Company has equipment financed through capital leases that expire in 2005. At December 31, 2003, equipment with a cost of $52,000 and related accumulated amortization of $36,000 was recorded related to these capital leases. The lease obligation is guaranteed by a director of the Company.

                  Future minimum capital lease payments as of December 31, 2003 are:

                                                                                 Amount
                                                                            ------------------
                       2004                                                 $          26,000
                       2005                                                            14,000
                       Thereafter                                                           -
                                                                            ------------------
                  Total minimum lease payments                                         40,000

                  Less amount representing interest                                   (4,000)
                                                                            ------------------

                  Present value of net minimum capital lease payments
                                                                            $          36,000
                                                                            ==================

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.  Leases        The Company leases its office and warehouse under a
    Continued     non-cancelable lease agreement accounted for as an operating lease. The lease expires in November 2004. The approximate future minimum rental payments under the non-cancelable operating lease for the year ended December 31, 2004 is $123,000.

                  Rent expense under operating leases was approximately $70,000 and $64,000 for the years ended December 31, 2003 and 2002, respectively.


6.  Income        At December 31, 2003 and 2002, income tax expense from
    Taxes         continuing operations differs from the amount computed at
                  federal statutory rates as follows:

                                                                   2003              2002
                                                           -----------------------------------
                  Federal income tax benefit
                    (expense) at statutory rate            $       1,372,000  $     (120,000)
                  State income tax                                   236,000         (18,000)
                  Nondeductible stock option expense                (382,000)              -
                  Permanent difference due to tax credits             91,000               -
                  Other                                                    -          (1,000)
                  Change in valuation allowance                   (1,317,000)        139,000
                                                           -----------------------------------

                                                           $               -  $            -
                                                           ===================================

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.  Income        Deferred tax assets (liabilities) are comprised of the
    Taxes         following at December 31, 2003:
    Continued

                  Net operating loss carryforward                            $      1,393,000
                  Research and development credit carryforward                        239,000
                  Depreciation                                                        (16,000)
                  Difference in book value of intangibles                              99,000
                  Other                                                                 1,000
                                                                             -----------------
                                                                                    1,716,000

                  Valuation allowance                                              (1,716,000)
                                                                             -----------------
                                                                             $              -
                                                                             =================

                  The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. As of December 31, 2003, the Company has determined that a valuation allowance is necessary for the entire amount of net deferred tax assets.

                  At December 31, 2003, the Company had net operating loss carryforwards of approximately $4,096,000 and research and development tax credit carryforwards of approximately $239,000. These carryforwards are available to offset future taxable income and begin to expire in 2021. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.


7.  Common        On July 17, 2003, the Company sold 2,000,000 shares of common
    Stock         stock for $2,000,000 to Boston Scientific, a medical device company, pursuant to a term sheet and agreement.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.  Common        On October 29, 2003 the Company and its controlling
    Stock         stockholders entered into agreements with Boston Scientific
    Continued     Corporation that superceded the term sheet and agreement
                  entered into between the parties on July 17, 2003. Pursuant to the agreements, Boston Scientific Corporation purchased
                  1,090,147 shares of Rubicon Series A Preferred Stock, convertible into 10,901,470 shares of Rubicon common stock, for $15 million. In addition, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston
                  Scientific a binding irrevocable option to acquire all of their shares for an initial consideration of $2 per share payable, at the option of Boston Scientific, in cash or shares of Boston Scientific common stock plus additional "earn-out" amounts of up to $1.50 per share if certain performance milestones are achieved. Boston Scientific agreed that if it exercises the option to acquire the shares of the two largest stockholders, it will also make an offer to acquire all shares of common stock of Rubicon held by all other stockholders on the same terms, including price and form of consideration.

                  The option is exercisable until 90 days after Rubicon's receipt of FDA clearance for the Rubicon Filter. The "earn-out" amounts generally consist of an additional $0.50 per share if Rubicon develops a stroke therapy device that meets certain stringent independent testing requirements prior to September 30, 2004, and an additional amount of $1.00 per share if net sales of Rubicon's embolic protection filter exceed $50 million in any twelve-month period during the five years following its receipt of FDA marketing clearance for the Rubicon Filter. Boston Scientific is not obligated to pay any of the earn-out amounts unless it exercises the option.


8.  Preferred     The Company has authorized 5,000,000 shares of preferred stock
    Stock         having a par value of $.001. The rights, terms and preferences of preferred stock are set by the Board of Directors. As of December 31, 2003, the Board of Directors has only set rights, terms and preferences of Series A preferred stock for issue.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.  Preferred     As of December 31, 2003, there were 1,090,147 shares of Series
    Stock         A preferred stock outstanding. The rights, terms, and
    Continued     preferences of the outstanding Series A preferred stock are as follows:

                     o Each share is convertible into ten shares of common stock.

                     o Each share may cast ten votes in any meetings or matters to be voted on by the shareholders of the Company.

                     o The shares are entitled to preemptive rights in connection with the issuance of any additional securities by the Company

                     o In the event the Company declares any dividend on its common stock, holders of shares of the Series A preferred stock shall be entitled to receive dividends in an amount equal to the amount that such holders would be entitled to receive if they had converted such shares of Series A preferred stock fully to common stock.

                     o The shares shall have superior liquidation priority to common shares equal to $13.76 per share plus all accrued but unpaid dividends thereon.

                  On October 29, 2003 the Company and its controlling stockholders entered into agreements with Boston Scientific Corporation that superceded the term sheet and agreement entered into between the parties on July 16, 2003. Pursuant to the agreements, Boston Scientific Corporation purchased 1,090,147 shares of Rubicon Series A Preferred Stock, convertible into 10,901,470 shares of Rubicon common stock, for $15 million. In addition, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston Scientific a binding irrevocable option to acquire all of their shares for an initial consideration of $2 per share payable, at the option of Boston Scientific, in cash or shares of Boston Scientific common stock plus additional "earn-out" amounts of up to $1.50 per share if certain performance milestones are achieved (see note 7). Boston Scientific agreed that if it exercises the option to acquire the shares of the two largest stockholders, it will also make an offer to acquire all shares of common stock of Rubicon held by all other stockholders on the same terms, including price and form of consideration.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.  Stock         The Company has a Stock Option Plan (the Option Plan) which
    Option        reserves 6,000,000 shares of the Company's authorized but
    Plan          unissued common stock for the granting of stock options.

                  The Option Plan provides for the grant of non-statutory stock options to employees, non-employee directors of the Company and consultants. The Option Plan is administered by the Board of Directors or a Compensation Committee, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option. In the event of a change in control of the Company, as defined in the Plan, any unvested options shall automatically vest immediately prior to such change in control.

                  A schedule of the options is as follows:

                                                                                  Exercise
                                                                 Number of       Price Per
                                                                  Options          Share
                                                              --------------------------------
                  Outstanding at January 1, 2002                     3,248,000 $          .34
                       Granted                                       1,419,000       .14-1.00
                       Forfeited                                      (823,000)           .34
                                                              --------------------------------

                  Outstanding at December 31, 2002                   3,844,000       .14-1.00
                                                              --------------------------------
                       Granted                                       2,389,000        .22-.80
                       Forfeited                                      (300,000)          1.00
                                                              --------------------------------

                  Outstanding at December 31, 2003                   5,933,000 $      .14-.80
                                                              ================================

                  At December 31, 2003, the Company had 67,000 options available for grant under the Option Plan. On April 22, 2003, the Company repriced all outstanding employee stock options. Options previously granted and repriced to an exercise price of $.34 per share were repriced to $.22 per share, the market price for the Company's common stock on the date of such repricing. As a result of the repricings, these options are accounted for as variable stock options. Compensation cost for repriced, variable stock options of approximately $1,091,000 has been recorded by the Company during the year ended December 31, 2003 (see note 1).

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10. Stock-Based   The following table summarizes information about stock options
    Compensation  and warrants outstanding at December 31, 2003:

                                             Outstanding                     Exercisable
                                ----------------------------------------------------------------
                                               Weighted
                                                Average     Weighted                 Weighted
                    Range of                   Remaining     Average                  Average
                    Exercise       Number     Contractual   Exercise     Number      Exercise
                     Prices     Outstanding  Life (Years)     Price    Exercisable     Price
                  ------------------------------------------------------------------------------
                    $ .14 - .22    5,268,000           8.4    $    .22    2,533,000     $   .22
                    $ .23 - .80      665,000           9.6    $    .67       12,000     $   .22
                  ------------------------------------------------------------------------------

                    $ .14 - .80    5,933,000          8.53    $    .27    2,545,000     $   .22
                  ==============================================================================

11. Discontinued  In an effort to maximize growth and attain high-margin
    Operations    revenues, management has determined to focus solely on its technology development segment and discontinued the contract manufacturing and equipment manufacturing segments of its operations.

                  Condensed discontinued operations are as follows:

                                                                Years Ended
                                                                December 31,
                                                      ---------------------------------
                                                            2003            2002
                                                      ---------------------------------
                  Revenue                             $              - $        75,000
                  Costs and expenses                                 -          68,000
                                                      ---------------------------------

                       Net income (loss) before
                         income taxes                                -           7,000

                       Income taxes - deferred                       -               -
                                                      ---------------------------------

                       Net income (loss)              $              - $         7,000
                                                      =================================

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12. Related       The Company plans to engage a company controlled by a
    Party         director, officer and shareholder or Rubicon, to construct
    Transactions  certain tenant improvements to Rubicon's new facilities. The amount of such improvements is expected to be less than $50,000, and the bid submitted by the company controlled by the director was lower than the three independent bids submitted for the project.

                  On October 29, 2003, the Company entered into a Transaction Agreement with Boston Scientific Corporation and Boston Scientific Corporation entered into stock option agreements with the Company's controlling stockholders.

                  During the calendar year ended December 31, 2002 Rubicon borrowed and repaid loans of $180,000 from a company controlled by a director, officer and shareholder or Rubicon. Interest paid totaled approximately $4,000 for the year ended December 31, 2002. Rubicon believes the terms of such loans were no less favorable to Rubicon than those that could be obtained from an unrelated third party pursuant to arms' length negotiations.

                  During the year ended December 31, 2002, a director, officer and principal shareholder contributed 400,000 shares of Rubicon common stock to Rubicon for cancellation to offset dilution to Rubicon's shareholders resulting from its issuance of 400,000 shares of common stock as payment for services under an investor relations contract.

                  During the year ended December 31, 2002 Rubicon paid approximately $85,000 to a company controlled by a director, officer and shareholder of Rubicon, as reimbursement for actual expenses incurred and capital expenditures paid by that company on behalf of Rubicon.

                  A director of Rubicon, is also a member of its Medical Advisory Board and in that capacity has been granted 100,000 shares of Rubicon's restricted common stock and stock options entitling him to purchase up to 100,000 shares of Rubicon common stock at an exercise price of $0.22 per share, subject to satisfaction of vesting restrictions.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12. Related       During the years ended December 31, 2002, Rubicon received
    Party         approximately $153,000 in revenue from Guardian RJL, Inc. for
    Transactions  services related to the Guardian System. Rubicon's license
    Continued     agreement with Abbott Laboratories required that a separate corporation be formed to hold the funds and pay the future development costs associated with the Guardian System.
                  Accordingly, Guardian RJL, Inc., was formed with a director of Rubicon, serving as the sole owner of Guardian RJL, Inc. All funds placed in Guardian RJL, Inc. by Abbott Laboratories were required to be paid to the parties performing development work on the Guardian System, including Rubicon. As of December 31,
                  2002, all of the capital used to fund Guardian RJL, Inc. had been distributed for expenses related to the Guardian System and, as a result, in January 2003, Guardian RJL, Inc. was dissolved.

13. Supplemental  During the year ended December 31, 2003 the Company:
    Disclosure of
    Cash Flow        o  Purchased fixed assets with debt totaling $54,000.
    Information
                     o  Issued stock options in exchange for deferred
                        compensation of $138,000.

                  During the year ended December 31, 2002 the Company:

                     o  Issued common stock in exchange for debt of $50,000.

                     o Received 400,000 shares of common stock as a contribution to capital from a shareholder/board member which were then issued to offset dilution caused by the issuance of 400,000 shares of the Company's common stock to an investor relations firm, which was treated as an expense totaling $153,000.

                     o Adjusted deferred compensation and paid-in capital $49,000 as a result of canceling nonemployee stock options.

                     o Issued stock options in exchange for deferred compensation of $27,000.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13. Supplemental     o  Transferred the assets of the equipment manufacturing
    Disclosure of       segment back to the prior owner in exchange for a cash
    Cash Flow           payment of $35,000 (recorded as an accrued liability at
    Information         December 31, 2001) repurchasing $65,000 of common stock
    Continued           and releasing the Company from a note payable totaling
                        $1,250,000. The assets transferred consisted of inventory totaling $40,000 and property with a net book value of $59,000. In addition, upon transfer of the assets, the Company reduced goodwill to $0.

                     o Reduced deferred compensation by $49,000 due to repricing of stock options.


                  Actual amounts paid for interest and income taxes are as follows:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                                               2003              2002
                                         -----------------------------------

                  Interest               $          12,000 $         20,000
                                         ===================================

                  Income taxes           $               - $          1,000
                                         ===================================

14. Commitments   Employment Agreement
    and           --------------------
    Contingencies The Company has entered into an employment agreement with the
                  President and Chief Executive Officer which expires December
                  31, 2007. The agreement provides the employee with an annual base salary, bonus, other employee benefits and a severance package if terminated.

                  401 (k) Plan
                  ------------
                  During 2002, the Company established a 401(k) Retirement Savings Plan (the Plan). All employees are eligible to participate in the Plan after one year of service. The Company contributes up to 4% of participants annual compensation on a discretionary basis.

                  The Company contributions vest over a five-year period. Contribution expense for the years ended December 31, 2003 and 2002 were approximately $12,000 and $13,000, respectively.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14. Commitments   License Agreements
    and           ------------------
    Contingencies The Company has entered into a license agreement with a
    Continued     university. Under the agreement, the Company has the exclusive right to develop, market and sub-license certain technology.
                  Royalties equal to 3% of net sales on products developed by the Company from the technology and 15% of revenues received from sub-licensees must be paid to the University of Southern
                  California (USC). A minimum royalty of $5,000 is due each year. Royalty expense totaled $5,000 and $173,000, during the years ended December 31, 2003 and 2002, respectively.

                  In addition, during the year ended December 31, 2000, the Company entered into a license and development agreement (the development agreement) with a company in the medical industry (Medical). Under the development agreement, the Company granted Medical a sublicense to the technology described in the preceding paragraph and a license to additional Company technology.

                  During the year ended December 31, 2002, the Company performed services to assist with the development of the sub-licensed technology which were billed to an entity owned by an officer of the Company and reimbursed by Medical.

                  On October 7, 2002, the Company and Medical amended the development agreement. Under the amended agreement, Medical paid the Company $2,300,000, relinquished the exclusive license and development rights granted to Medical and transferred all technology relating to the device to the Company; including manufacturing and engineering improvements, vendor lists, price lists, regulatory developments, marketing information, and research and development. The Company has agreed to release Medical from any further obligations under the development agreement.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14. Commitments   Registration Rights
    and           -------------------
    Contingencies The Company has a registration rights agreement, under which
    Continued     the Company granted Boston Scientific Corporation certain
                  demand and "piggy back" registration rights with respect to the 2,000,000 shares of the Common Stock acquired by Boston in July 2003 and the 10,901,470 shares of the Common Stock issuable upon conversion of the Series A Preferred Stock, subject to the conditions set forth therein. The demand registration rights may not be exercised while Boston
                  Scientific Corporation's option to purchase the controlling shareholder's stock is in effect.

15. Major         Sales to major customers which exceeded 10 percent of net
    Customers     sales were as follows:

                                                      Years Ended
                                                     December 31,
                                         --------------------------------------
                                                2003               2002
                                         --------------------------------------

                  Customer A             $                - $        2,300,000
                  Customer B             $                - $          178,000


16. Fair Value of The Company's financial instruments consist of cash, Financial receivables, payables, and notes payable. The carrying amount
    Instruments   of cash, receivables, and payables approximates fair-value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17. Recent        In December 2002, the FASB issued SFAS No. 148 (SFAS 148),
    Accounting    "Accounting for Stock-Based Compensation--Transition and
    Pronounce-    Disclosure", amending FASB Statement No. 123 (SFAS 123),
    ments         "Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. During 2002, management implemented SFAS 148 which required changes to the format and location in the financial statements of the proforma disclosure information for stock-based compensation.

                  In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for the Company on July 1, 2003. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

                  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

--------------------------------------------------------------------------------
                                                                            F-25