Form 10QSB
period 2004-03-31
RUBICON MEDICAL CORP
filed 2004-05-13
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q SB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                          Commission File No. 333-51414



                           Rubicon Medical Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                           87-0361403
--------------------------------                        -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)


3598 West 1820 South, Salt Lake City, UT                      84104
-----------------------------------------                  -----------
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

                                 YES [X] NO [ ]


The Issuer had 54,773,334 outstanding shares of common stock on March 31, 2004

                           Rubicon Medical Corporation


                                      INDEX


PART I.                                                                  Page

FORWARD LOOKING  INFORMATION                                               1

Item 1. Financial Statements

  Consolidated Balance Sheet - March 31, 2004 (Unaudited)                 F-1

  Consolidated Statement of Operations - Three Months
    Ended March 31, 2004, and 2003 (Unaudited)                            F-2

  Consolidated Statement of Cash Flows - Three Months Ended
    March 31, 2004 and 2003 (Unaudited)                                   F-3

  Notes to Consolidated Financial Statements (Unaudited)                  F-5


Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      2

Item 3. Controls and Procedures                                            5

PART II. OTHER INFORMATION                                                 6


SIGNATURES                                                                 7


EXHIBITS

                           FORWARD LOOKING INFORMATION

         This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect Rubicon's views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, testing, clinical trial and regulatory approval of Rubicon's products, statements with regard to the nature and extent of competition Rubicon may face in the future, statements with respect to the sources and need for future financing, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this report under "Item 2. Management's Discussion and Analysis or Plan of Operation." The forward-looking statements are based on present circumstances and on Rubicon's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in Rubicon's 2003 annual report on Form 10-KSB under the caption "Description of Business: Risk Factors." These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this information statement and Rubicon assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

                                                              RUBICON MEDICAL CORPORATION
------------------------------------------------------------------------------------------

                                         Consolidated Condensed Balance Sheet (Unaudited)
                                                                            March 31, 2004
------------------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                                  $  13,170,000
Prepaid expenses                                                                 139,000
                                                                           -------------

Total current assets                                                          13,309,000

Property and equipment, net                                                      362,000
Intangible assets, net                                                           363,000
                                                                           -------------

                                                                           $  14,034,000
                                                                           =============

-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                           $     180,000
Accrued liabilities                                                               51,000
Current portion of long-term debt                                                 42,000
                                                                           -------------

Total current liabilities                                                        273,000

Long-term debt                                                                    44,000
                                                                           -------------

Total liabilities                                                                317,000
                                                                           -------------

Commitments and contingencies                                                          -

Stockholders' equity:
Series A convertible preferred stock, $.001 par value, 1,090,147 shares authorized; 1,090,147 shares issued and outstanding
  (Aggregate liquidation preference of $15,000,423)                                1,000
Common stock, $.001 par value, 100,000,000 shares
  shares authorized; 54,773,334 shares issued and outstanding                     55,000
Additional paid-in capital                                                    22,327,000
Deferred compensation                                                           (107,000)
Accumulated deficit                                                           (8,559,000)
                                                                           -------------

Total stockholders' equity                                                    13,717,000
                                                                           -------------

                                                                           $  14,034,000
                                                                           =============



See accompanying notes to consolidated condensed financial statements.               F-1

                                                               RUBICON MEDICAL CORPORATION

                                 Consolidated Condensed Statement of Operations (Unaudited)
                                                               Three Months Ended March 31,
-------------------------------------------------------------------------------------------


                                                                  2004           2003
                                                              ------------   ------------
Sales, net                                                    $          -   $     12,000
Cost of sales                                                            -              -
                                                              ------------   ------------

Gross profit                                                             -         12,000
                                                              ------------   ------------

Operating expenses:
General and administrative                                       1,661,000        312,000
Research and development                                           593,000        155,000
Depreciation and amortization                                       31,000         12,000
                                                              ------------   ------------

Total operating expenses                                         2,285,000        479,000
                                                              ------------   ------------

Operating loss                                                  (2,285,000)      (467,000)
                                                              ------------   ------------

Other income (expense):
Interest income                                                     57,000          6,000
Interest expense                                                    (1,000)        (8,000)
                                                              ------------   ------------

Total other income (expense)                                        56,000         (2,000)
                                                              ------------   ------------

Loss before benefit
  for income taxes                                              (2,229,000)      (469,000)
                                                              ------------   ------------

Benefit for income taxes                                                 -              -
                                                              ------------   ------------

Net loss                                                      $ (2,229,000)  $   (469,000)
                                                              ============   ============

Loss per common share - basic and diluted                     $      (0.04)  $      (0.01)
                                                              ============   ============

Weighted average shares - basic and diluted                     54,773,000     52,778,000
                                                              ============   ============


-----------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.                F-2

                                                           RUBICON MEDICAL CORPORATION
                            Consolidated Condensed Statement of Cash Flows (Unaudited)

                                                          Three Months Ended March 31,
--------------------------------------------------------------------------------------


                                                             2004           2003
                                                         ------------   ------------
Cash flows from operating activities:
Net loss                                                $ (2,229,000)  $   (469,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                             31,000         12,000
    Amortization of deferred compensation                      6,000          9,000
    Variable stock option compensation expense               825,000              -
    (Increase) decrease in:
      Accounts receivable                                          -         56,000
      Prepaid expenses                                             -          3,000
    Increase (decrease) in:
      Accounts payable                                       (50,000)      (114,000)
      Accrued liabilities                                     (7,000)         7,000
                                                        ------------   ------------

Net cash used in operating activities                     (1,424,000)      (496,000)
                                                        ------------   ------------

Cash flows from investing activities:
Purchase of intangible assets                                (87,000)       (45,000)
Purchase of property and equipment                          (219,000)        (5,000)
                                                        ------------   ------------

Net cash used in investing activities                       (306,000)       (50,000)
                                                        ------------   ------------

Cash flows from financing activities-
Principal payments on long-term debt                         (11,000)       (89,000)
                                                        ------------   ------------

Net decrease in cash and cash equivalents                 (1,741,000)      (635,000)

Cash and cash equivalents at beginning of period          14,911,000      1,816,000
                                                        ------------   ------------

Cash and cash equivalents at end of period              $ 13,170,000   $  1,181,000
                                                        ============   ============

------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.           F-3

                                                     RUBICON MEDICAL CORPORATION
                      Consolidated Condensed Statement of Cash Flows (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

Supplemental Cash Flow Information (unaudited):

During the three months ended March 31, 2004, the Company:

         o Hired a consultant as an employee resulting in a decrease in deferred compensation and additional paid-in-capital of $42,000

         o Issued stock options that were recorded as deferred compensation of $32,000. The deferred compensation is being amortized over the vesting period of the stock options.

                                                Three Months Ended
                                                     March 31,
                                         ----------------------------------
                                              2004              2003
                                         ---------------   ---------------

Cash paid during the period for:
                  Interest               $         1,000   $         5,000
                                         ===============   ===============

                  Income taxes           $             -   $         1,000
                                         ===============   ===============

--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.       F-4

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                  March 31, 2004
--------------------------------------------------------------------------------

1.  Interim       The consolidated condensed financial statements for the three
    Financial     months ended March 31, 2004 and 2003 are unaudited. However,
    Statements    management, in its opinion, has made all adjustments
                  (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2003 and 2002, included in the Company's Form 10KSB filed on March 29, 2004 with the Securities and Exchange Commission. The results of operations and cash flows for the period ended March 31, 2004, are not necessarily indicative of results for the year ending
                  December 31, 2004.

2.  Stock-Based   The Company accounts for stock-based compensation under the
    Compensation  recognition and measurement principles of APB Opinion No. 25,
                  Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123,
                  "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25,
                  "Accounting for Stock Issued to Employees" ("APB Opinion No.
                  25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans except for options that have been repriced and are subject to variable accounting. Compensation cost for repriced stock options has been recorded in accordance with FASB
                  Interpretation Number 44, "Accounting for Certain Transactions
                  Involving Stock Compensation". Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No.
                  123, the Company's net earnings would have been changed by the following as set forth in the table below:

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

2.  Stock-Based                                         Three Months Ended
    Compensation                                             March 31,
    Continued                                        --------------------------
                                                         2004          2003
                                                     ------------  ------------


                  Net income (loss) - as reported    $ (2,229,000) $   (469,000)
                  Add: Stock-based employee
                  compensation expense included in
                  reported net loss, net of related
                  tax effects                             825,000             -
                  Deduct: Total stock-based employee
                  compensation expense determined
                  under fair value based method for
                  all awards, net of related tax
                  effects                                       -             -
                                                     ------------  ------------

                  Net income (loss) - pro forma      $ (1,404,000) $   (469,000)
                                                     ============  ============

                  Income (loss) per share -
                  as reported                        $       (.04) $       (.01)
                                                     ============  ============

                  Income (loss) per share -
                  pro forma                          $       (.03) $       (.01)
                                                     ============  ============


                  The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2004          2003
                                                     ------------  ------------

                  Expected dividend yield            $          -  $          -
                  Expected stock price volatility             148%           62%
                  Risk-free interest rate                    3.07%          4.5%
                  Expected life of options                 5 years       5 years
                                                     ===========================

                  The weighted average fair value of options granted during the three months ended March 31, 2004 is $.79. There were no options issued during the three months ended March 31, 2003.

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

                  The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year. Options to purchase 5,968,500 and 3,843,500 shares of common stock at prices ranging from $.14 to $.87 were outstanding at March 31, 2004 and 2003, respectively. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

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


Results of Operations
---------------------

         Revenue and Profits

The Company had no revenue for the period ending March 31, 2004, compared to $12,000 for the period ending March 31, 2003. The lack of revenue, coupled with substantially increased operating expenses in connection with the Rubicon Filter as discussed below, resulted in a net loss of $2,229,000 for the period ending March 31, 2004, compared to a net loss of $469,000 for the same period in 2003.

During the quarter ended March 31, 2004, the Company completed initial European clinical testing of the Rubicon Filter for use in saphenous vein graphs and expects that CE Mark clearance will be obtained during the third quarter of 2004. In addition, subsequent to the end of the quarter, the Company completed the initial European clinical testing of the Rubicon Filter for use in carotid stenting procedures and anticipates obtaining CE Mark approval near the end of 2004. When, and if, CE Mark clearance is obtained for either procedure, we plan to commence marketing the Rubicon Filter in certain European countries and other countries where the CE Mark clearance is accepted. Therefore, we anticipate the Rubicon Filter will begin to generate revenues during 2004, although no assurances can be given that all of the clinical trials will be completed as scheduled or that CE Mark clearance will be obtained.

         Operating Expenses

Total operating expenses, which include depreciation and amortization expenses, general and administrative (G&A) expenses, and expenses for research and development (R&D), increased to $2,285,000 in the first quarter of 2004, compared to $479,000 for the same period in 2003. The significant increase in operating expenses for 2004 was primarily due to the expenses resulting from variable accounting treatment of the Company's stock options, increased R&D activities in connection with the Rubicon Filter and increased costs related to the Company's growth.

         General and Administrative (G&A)

G&A expenses increased to $1,661,000 for the quarter ended March 31, 2004, compared to $312,000 for the same period in 2003. The increase was primarily due to a $825,000 non-cash expense related to the Company's stock options. During the second quarter of 2003, Rubicon re-priced all its outstanding stock options to a new exercise price of $.22 per share, the then current market price of Rubicon's common stock, making the options variable stock options for accounting purposes. Under variable accounting, Rubicon is required to adjust compensation expense each quarter based on the number of outstanding re-priced options and the change in the stock price during the period. Subsequent increases or decreases to compensation expense are dependent upon the fluctuations in the market price of the Company's common stock. Rubicon's common stock had a market price of $1.35 on March 31, 2004, which resulted in a $825,000 non-cash compensation expense for the first quarter 2004, compared to a variable stock option expense of $0 for the first quarter 2003.

Company growth also contributed to the increase in G&A expenses for the first quarter 2004, compared to the first quarter of 2003. During the latter part of 2003, the Company experienced the most rapid growth in its history. To support our current operations, and to provide us with the resources necessary to conduct clinical trials and sustain our future operations, the Company hired 22 new employees, and moved to a new facility. As a result, salary expenses for operations, officers, and sales and marketing, increased to $335,000 for the first quarter of 2004, compared to $131,000 for the same period in 2003. Furthermore, Sales & Marketing, Quality Assurance and legal expenses increased by a total of $135,000 in the first quarter of 2004 to $173,000, compared to $38,000 for same period in 2003.
We expect G&A expenses will continue to increase in the second and third quarters of 2004, as we continue to expand our operations and begin manufacturing and distribution of the Rubicon Filter. However, we do not anticipate that future increases will be as substantial as they have been in the past.

         Research and Development (R&D)

During the first quarter of 2004, the Company continued with its European regulatory approval process for the Rubicon Filter. As a result, our investment in R&D, including salaries and consulting expenses, increased to $593,000 during the first quarter of 2004, compared to $155,000 for the same period in 2003. We foresee that this pattern will continue, and spending on research and development will continue to increase as we move forward with the European regulatory approval process and work to complete our European studies. In addition, during the second quarter of 2004, we plan to begin the process of seeking approval for the use of the Rubicon Filter in the United States. The costs of conducting clinical trials in the U.S. are expected to be greater than those associated with the clinical trials in Europe. Therefore, we anticipate that R&D expenses will increase significantly in the future and may be more than double the R&D costs incurred in the same periods in 2003. At the present time, the Company projects that it will invest over six million dollars, over the next two years, to conduct U.S. Clinical trials. However, the timing of such expenditures will depend on the completion of the various clinical phases and it is difficult to predict what portion of such expenses will be incurred in 2004 and what portion will be incurred in 2005.

Liquidity and Capital Resources
-------------------------------

The Company's operations have not generated sufficient cash flows to support our current cash requirements and we are continuing to use working capital to fund our expanding operations. As a result, net cash used in operating activities, including adjustments for depreciation and other non-cash operating expenses, increased to $1,424,000 for the period ending March 31, 2004, compared to $496,000 for the same period in 2003. Working capital will continue to be required to fund our operations until we obtain regulatory approval for the Rubicon Filter and begin to generate revenues. During the year ending December 31, 2003, Boston Scientific Corporation purchased two million shares of Rubicon common stock for $2 million and also purchased 1,090,147 shares of Series A Preferred Stock for $15,000,000, which substantially improved our working capital. At March 31, 2004, Rubicon's working capital was $13,036,000 compared to working capital of $1,042,000 at March 31, 2003.

During the first quarter of 2004, Rubicon invested $219,000 in property and equipment, compared to a $5,000 investment for the same period in 2003. The Company purchased manufacturing equipment and made leasehold improvements that will be necessary to support the manufacturing of the Rubicon Filter. We anticipate additional investments in property and equipment will be required as we transition the manufacturing of the Rubicon Filter from R&D over to manufacturing. In addition, during the first quarter of 2004, the Company invested $87,000 in intangible assets to file for international patents for the Rubicon Filter, compared to a $45,000 investment for the same period in 2003.

We anticipate that the development of the Rubicon Filter and other technologies will require a continuing investment in patent related costs as we continue to improve our technologies and file for additional patents. Furthermore, the Company plans to apply for additional international patents in other worldwide markets. Currently, we estimate the total cost to secure additional patent rights could exceed $500,000. In addition, we plan to make additional investment in property and equipment over the next several months as we prepare the facility to meet future manufacturing requirements for the Rubicon Filter.

In addition to the above investing activities, in January the Company issued 40,000 stock options to two persons for consulting services with exercise prices equal to the market price on the date of grant, that will vest over a five-year period. The Company used the Black-Scholes option pricing model to estimate the fair value of the options, and recorded $32,000 in deferred compensation that will be expensed over the vesting period of the options. During the period ending March 31, 2004, the Company hired one of its consultants as a full time employee and reversed $42,000 in deferred compensation that was recorded in 2003. In addition, the Company also recognized $6,000 in consulting expense for the first quarter of 2004, leaving a deferred compensation balance of $107,000 for the period ending March 31, 2004.

During the period ending March 31, 2004, the Company used cash to reduce its long-term debt by $11,000 compared to an $89,000 reduction of long-term debt during the period ended March 31, 2003. The 2003 equity investments by Boston Scientific have substantially improved our working capital. We believe we have sufficient working capital to fund our current level of operations for approximately the next eighteen months, including the anticipated costs associated with the regulatory approval process for the Rubicon Filter in Europe and the United States.

Outlook
-------

We believe our success will depend on our ability to obtain regulatory approval for the Rubicon Filter. We will be unable to market any products in any country until the necessary regulatory approvals have been obtained. The ongoing European clinical trials, and the anticipated start of the United States approval process during the second quarter of 2004, are a crucial step in the future success of the Company. We now anticipate we will receive CE Mark clearance for SVG during the third quarter of 2004 and hope to commence marketing the Rubicon Filter soon thereafter. We also anticipate we will receive CE Mark clearance for use in carotid stenting procedures near the end of 2004. However, no assurances can be given that the clinical trials will be completed in accordance with Rubicon's projections or that CE Mark clearance will be obtained.

Critical Accounting Policies
----------------------------

Rubicon carries patent rights purchased from outside parties and legal costs incurred to obtain patents on internally developed technologies at cost, less accumulated amortization, over the estimated useful lives of the patents. Rubicon reviews its patent assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. Approximately $363,000 of Rubicon's patent costs at March 31, 2004 are capitalized legal costs incurred to obtain patents related to the Rubicon Filter. The realization of future cash flows related to these patent costs will depend on whether Rubicon is able to obtain regulatory approvals for its products and generate revenue from the sale of those products. Future cash flows could also result from the sale of patent rights. However, if it is determined that an impairment loss has occurred based on a lack of sufficient future cash flows needed to recover the patent costs, such loss will be recognized in the statement of operations in the period such determination is made.

Off-Balance Sheet Arrangements
------------------------------

Rubicon has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.


Item 3. Controls and Procedures
-------------------------------

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

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

None. The Issuer did not sell any unregistered securities or repurchase any securities during the fiscal quarter ended March 31, 2004.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

Item 5.  Other Information.
---------------------------
None.


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits. The following documents are included as exhibits to this report:

Exhibit   SEC Ref.
 No.         No.        Title of Document                           Location
 ---         ---        -----------------                           --------

31.1        31     Section 302 Certification of                    This Filing
                   Chief Executive Officer

31.2        31     Section 302 Certification of                    This Filing
                   Chief Financial Officer

32.1        32     Section 1350 Certification of                   This Filing
                   Chief Executive Officer

32.2        32     Section 1350 Certification of                   This Filing
                   Chief Financial Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rubicon Medical Corporation

Date: May 11, 2004                        By /s/ Richard J. Linder
                                            ----------------------------------
                                            Richard J. Linder
                                            President / Chief Executive Officer
                                            (Principal Executive Officer)



Date: May 11, 2004                        By /s/ Brian C. Woolf
                                            ----------------------------------
                                            Brian C. Woolf
                                            Chief Financial Officer
                                            (Principal Financial Officer)