Form 10QSB
period 2004-06-30
RUBICON MEDICAL CORP
filed 2004-08-13
CIK 1115255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q SB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                          Commission File No. 333-51414



                           Rubicon Medical Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Delaware                                           87-0361403
--------------------------------                          --------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)



3598 West 1820 South, Salt Lake City, UT                     84104
----------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (801) 886-9000

                                 Not Applicable
              ------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


The Issuer had 54,823,334 outstanding shares of common stock on  August 12, 2004

                           Rubicon Medical Corporation


                                      INDEX


PART 1.                                                                   Page

FORWARD LOOKING  INFORMATION                                               1

Item 1. Financial Statements

Consolidated Balance Sheet - June 30, 2004 (Unaudited)                    F-1

Consolidated Statement of Operations - Three and Six
  Months Ended June 30, 2004, and 2003 (Unaudited)                        F-2

Consolidated Statement of Cash Flows - Six Months Ended
  June 30, 2004 and 2003 (Unaudited)                                      F-3

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


EXHIBITS

                           FORWARD LOOKING INFORMATION

         This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect Rubicon's views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Examples of forward-looking statements are statements that describe the proposed development, testing, clinical trial and regulatory approval of Rubicon's products, statements with regard to the nature and extent of competition Rubicon may face in the future, statements with respect to the sources and need for future financing, and statements with respect to future strategic plans, goals or objectives. Forward-looking statements are contained in this report under "Item 2. Management's Discussion and Analysis or Plan of Operation." The forward-looking statements are based on present circumstances and on Rubicon's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in Rubicon's 2003 annual report on Form 10-KSB under the caption "Description of Business: Risk Factors." These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. Any forward-looking statements are made only as of the date of this report and Rubicon assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

                                                                                   RUBICON MEDICAL CORPORATION
                                                              Consolidated Condensed Balance Sheet (Unaudited)

                                                                                                 June 30, 2004
--------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                                $      11,528,000
  Prepaid expenses                                                                                   143,000
                                                                                          -------------------

        Total current assets                                                                      11,671,000

Property and equipment, net                                                                          417,000
Intangible assets, net                                                                               488,000
                                                                                          -------------------

        Total assets                                                                       $      12,576,000
                                                                                          ===================

-------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                         $         107,000
  Accrued liabilities                                                                                 53,000
  Current portion of long-term debt                                                                   43,000
                                                                                          -------------------

        Total current liabilities                                                                    203,000

Long-term debt                                                                                        31,000
                                                                                          -------------------

        Total liabilities                                                                            234,000
                                                                                          -------------------

Commitments and contingencies                                                                              -

Stockholders' equity:
  Series A convertible preferred stock, $.001 par value, 1,090,147 shares authorized; 1,090,147 shares issued and outstanding
    (Aggregate liquidation preference of $15,000,423)                                                  1,000
  Common stock, $.001 par value, 100,000,000 shares
    shares authorized; 54,773,334 shares issued and outstanding                                       55,000
  Additional paid-in capital                                                                      22,126,000
  Deferred compensation                                                                              (91,000)
  Accumulated deficit                                                                             (9,749,000)
                                                                                          -------------------

        Total stockholders' equity                                                                12,342,000
                                                                                          -------------------

        Total liabilities and stockholders' equity                                         $      12,576,000
                                                                                          ===================

----------------------------------------------------------------------------------------------------------------
See accompany notes to consolidated condensed financial statements.                                          F-1

                                                                               RUBICON MEDICAL CORPORATION
                                                Consolidated Condensed Statement of Operations (Unaudited)

-----------------------------------------------------------------------------------------------------------



                                                   Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                              -----------------------------------------------------------
                                                   2004          2003           2004           2003
                                              -----------------------------------------------------------
Sales, net                                      $          -  $          -   $          -   $     12,000

Cost of sales                                              -             -              -              -
                                              -----------------------------------------------------------

Gross profit                                               -             -              -         12,000
                                              -----------------------------------------------------------

Operating expenses:
  General and administrative                         634,000     1,083,000      2,294,000      1,370,000
  Research and development                           531,000       244,000      1,125,000        424,000
  Depreciation and amortization                       68,000        18,000         99,000         29,000
                                              -----------------------------------------------------------

        Total operating expenses                   1,233,000     1,345,000      3,518,000      1,823,000
                                              -----------------------------------------------------------

        Operating loss                            (1,233,000)   (1,345,000)    (3,518,000)    (1,811,000)
                                              -----------------------------------------------------------

Other income (expense):
  Interest income                                     44,000         4,000        101,000         10,000
  Interest expense                                    (1,000)       (2,000)        (2,000)       (10,000)
  Other                                                    -        42,000              -         42,000
                                              -----------------------------------------------------------

        Total other income (expense)                  43,000        44,000         99,000         42,000
                                              -----------------------------------------------------------

        Loss before benefit
          for income taxes                        (1,190,000)   (1,301,000)    (3,419,000)    (1,769,000)

Benefit for income taxes                                   -             -              -              -
                                              -----------------------------------------------------------

        Net loss                                $ (1,190,000) $ (1,301,000)  $ (3,419,000)  $ (1,769,000)
                                              ===========================================================

Loss per common share - basic and diluted       $      (0.02) $      (0.02)  $      (0.06)  $      (0.03)
                                              ===========================================================

Weighted average shares - basic and diluted       54,773,000    52,773,000     54,773,000     52,773,000
                                              ===========================================================



-------------------------------------------------------------------------------------------------------------
See accompany notes to consolidated condensed financial statements.                                       F-2

                                                                                   RUBICON MEDICAL CORPORATION
                                                    Consolidated Condensed Statement of Cash Flows (Unaudited)

                                                                                     Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------------


                                                                               2004                 2003
                                                                   ------------------------------------------
Cash flows from operating activities:
Net loss                                                                   $ (3,419,000)        $ (1,769,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                99,000               29,000
    Amortization of deferred compensation                                        22,000               16,000
    Variable stock option compensation expense                                  624,000              748,000
    Gain on settlement paid in warrants                                               -              (42,000)
    (Increase) decrease in:
      Accounts receivable                                                             -               56,000
      Prepaid expenses                                                           (4,000)               5,000
      Increase (decrease) in:
        Accounts payable                                                       (123,000)            (102,000)
        Accrued liabilities                                                      (5,000)               4,000
                                                                   ------------------------------------------

              Net cash used in operating activities                          (2,806,000)          (1,055,000)
                                                                   ------------------------------------------

Cash flows from investing activities:
  Purchase of intangible assets                                                (237,000)             (71,000)
  Purchase of property and equipment                                           (317,000)              (4,000)
                                                                   ------------------------------------------

              Net cash used in investing activities                            (554,000)             (75,000)
                                                                   ------------------------------------------

Cash flows from financing activities-
  Principal payments on long-term debt                                          (23,000)             (96,000)
                                                                   ------------------------------------------

              Net decrease in cash and cash equivalents                      (3,383,000)          (1,226,000)

Cash and cash equivalents at beginning of period                             14,911,000            1,816,000
                                                                   ------------------------------------------

Cash and cash equivalents at end of period                                 $ 11,528,000            $ 590,000
                                                                   ==========================================

----------------------------------------------------------------------------------------------------------------
See accompany notes to consolidated condensed financial statements.                                          F-3

                                                     RUBICON MEDICAL CORPORATION
                      Consolidated Condensed Statement of Cash Flows (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

Supplemental Cash Flow Information (unaudited):

During the six months ended June 30, 2004, the Company:

         o The Company hired an employee that had previously provided consulting services to the Company. As a result of the individual's change in employment status, the accounting for stock options granted to the individual changed, resulting in a decrease in deferred compensation and additional paid-in-capital of $42,000

         o Issued stock options that were recorded as deferred compensation of $32,000. The deferred compensation is being amortized over the vesting period of the stock options.

During the six months ended June 30, 2003, the Company:

         o        Purchased property and equipment with debt for $60,000.


                                                     Six Months Ended
                                                         June 30,
                                            ------------------------------------
                                                    2004            2003
                                            ------------------------------------
Cash paid during the period for:
                  Interest                   $          2,000 $          10,000
                                            ====================================

                  Income taxes              $               - $               -
                                            ====================================


--------------------------------------------------------------------------------
See accompany notes to consolidated condensed financial statements.          F-4

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)

                                                                   June 30, 2004
--------------------------------------------------------------------------------

  1.     Interim           The consolidated condensed financial statements for
         Financial         the six months ended June 30, 2004 and 2003 are
         Statements        unaudited. However, management, in its opinion, has
                           made all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended
                           December 31, 2003, included in the Company's Form
                           10KSB filed on March 29, 2004 with the Securities and Exchange Commission. The results of operations and cash flows for the three and six months ended June
                           30, 2004, are not necessarily indicative of results for the year ending December 31, 2004.

 2.      Stock-Based       The Company accounts for stock-based compensation
         Compensation      under the recognition and measurement principles of
                           APB Opinion No. 25, Accounting for Stock Issued to
                           Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based
                           Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25,
                           "Accounting for Stock Issued to Employees" ("APB
                           Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans except for options that have been repriced and are subject to variable accounting. Compensation cost for repriced stock options has been recorded in accordance with FASB
                           Interpretation Number 44, "Accounting for Certain
                           Transactions Involving Stock Compensation". Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS
                           No. 123, the Company's net earnings would have been changed by the following as set forth in the table below:

--------------------------------------------------------------------------------

                                                                                                  RUBICON MEDICAL CORPORATION
                                                              Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                                                                     Continued
------------------------------------------------------------------------------------------------------------------------------

 2.      Stock-Based
         Compensation
         Continued
                                                                Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                          -------------------------------   ---------------------------------
                                                               2004            2003              2004              2003
                                                          -------------------------------   ---------------------------------
                           Net loss, as reported           $ (1,190,000)   $ (1,301,000)     $ (3,419,000)     $ (1,769,000)

                           (Deduct)/add: Stock-based
                           employee compensation expense
                           included in reported net
                           income, net of related
                           tax effects                         (201,000)        748,000           624,000           748,000

                           Deduct:  Total stock-based
                           employee compensation expense
                           determined under fair value
                           based method for all awards,
                           net of related tax effects           (48,000)        (24,000)          (96,000)          (24,000)
                                                          -------------------------------   ---------------------------------

                           Pro forma net loss              $ (1,439,000)   $   (577,000)     $ (2,891,000)     $ (1,044,000)
                                                          ===============================   =================================
                           Earnings per share-

                             Basic - as reported           $      (0.02)   $      (0.02)     $      (0.06)     $      (0.03)
                                                          ===============================   =================================
                             Basic - pro forma             $      (0.03)   $      (0.01)     $      (0.05)     $      (0.02)
                                                          ===============================   =================================
                             Diluted - as reported         $      (0.02)   $      (0.02)     $      (0.06)     $      (0.03)
                                                          ===============================   =================================
                             Diluted - pro forma           $      (0.03)   $      (0.01)     $      (0.05)     $      (0.02)
                                                          ===============================   =================================


--------------------------------------------------------------------------------
                                                                             F-6

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

2.       Stock-Based       The fair value of each option grant is estimated at
         Compensation      the date of grant using the Black-Scholes option
         Continued         pricing model with the following assumptions:

                                                                      June 30,
                                                            ------------------------------
                                                                2004             2003
                                                            ------------------------------
                           Expected dividend yield           $        -     $          -
                           Expected stock price volatility         141%             165%
                           Risk-free interest rate                3.07%             4.5%
                           Expected life of options             5 years          5 years
                                                            ------------------------------

                           The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 is $.84 and $.29 respectively.


 3.      Loss Per          The computation of basic earnings per common share is
         Share             computed using the weighted average number of common
                           shares outstanding during each year.

                           The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year. Options to purchase 6,000,000 and 5,743,500 shares of common stock at prices ranging from $.14 to $1.05 were outstanding at June 30, 2004 and 2003, respectively. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

Rubicon conducts research and development activities to generate medical technologies that will be manufactured and marketed worldwide. The primary focus of our research and development activities is the Rubicon Filter. The Rubicon Filter is an embolic protection device designed for use in interventional vascular procedures to reduce embolic complications during stenting. We intend to use the Rubicon Filter platform to launch additional products for use in various other areas of the vascular system.

Results of Operations

Revenue and Profits

The Company had no revenue for the three month periods ending June 30, 2004 and 2003. For the six-month period ending June 30, 2004 the Company did not generate revenue, compared to $12,000 for the same six-month period in 2003. The lack of revenue, coupled with substantially increased operating expenses in connection with the Rubicon Filter and non-cash gains and losses from variable accounting for stock options, as discussed below, resulted in a net loss of $1,190,000 for the second quarter 2004, compared to a net loss of $1,301,000 for the same period in 2003. For the six-month period ending June 30, 2004 the Company had a net loss of $3,419,000 compared to a net loss of $1,769,000.

During the second quarter the Company completed the initial European clinical testing of the Rubicon Filter for use in carotid stenting procedures. The Company has already completed the initial European clinical testing of the Rubicon Filter for use in saphenous vein grafts (SVG) and anticipates obtaining CE Mark approval for both procedures near the end of 2004. When, and if, CE Mark clearance is obtained for either procedure, we plan to commence marketing the Rubicon Filter in certain European countries and other countries where the CE Mark clearance is accepted. Therefore, we anticipate the Rubicon Filter will begin to generate revenues during the fourth quarter of 2004, although no assurances can be given that all of the clinical trials will be completed as scheduled or that CE Mark clearance will be obtained.

Operating Expenses

         General and Administrative (G&A)

G&A expenses for the six months ending June 30, 2004, were $2,294,000 compared to $1,370,000 for the same period in 2003. The increase in G&A expenses is primarily due to increased costs associated with supporting the Company's efforts to obtain a CE Mark for the Rubicon Filter. In addition, the Company has expanded its workforce substantially in preparation for the anticipated marketing, manufacturing and distributing of the Rubicon Filter. Since late 2003, the Company has hired 38 new employees and has maintained a larger more sophisticated facility. These new employees combined with the Company's larger more sophisticated facility, provide substantial resources necessary to conduct clinical trials and sustain anticipated future operations. As a result of hiring new employees, G&A salary expense increased to $653,000 for the first six-months of 2004, compared to $194,000 for the same period in 2003. Furthermore, sales & marketing, quality assurance and legal expenses increased by a total of $264,000 in the first six months of 2004 to $389,000, compared to $125,000 for same period in 2003.

G&A expenses decreased to $634,000 for the second quarter of 2004, compared to $1,083,000 for the same period in 2003. Substantial increases in G&A expenses during the second quarter of 2004, as explained above, were offset by a $201,000 non-cash decrease in variable stock option compensation expense, compared to a $748,000 increase in variable stock option compensation expense for the same period in 2003. During the second quarter of 2003, Rubicon re-priced all its outstanding stock options to a new exercise price of $.22 per share, the then current market price of Rubicon's common stock, making the options variable stock options for accounting purposes. Under variable accounting, Rubicon is required to adjust compensation expense each quarter based on the number of outstanding re-priced options and the change in the stock price during the period. Subsequent increases or decreases to compensation expense are dependent upon the fluctuations in the market price of the Company's common stock. Rubicon's common stock had a market price of $1.15 on June 30, 2004, a $0.20 per share decrease from the March 31, 2004 market price of $1.35, resulting in the $201,000 non-cash decrease in variable stock option expense for the second quarter 2004.

We expect G&A expenses will continue to increase as we continue to expand our operations and begin manufacturing and distributing the Rubicon Filter. However, we do not anticipate that future increases will be as substantial as they were during the periods ended June 30, 2004.

         Research and Development (R&D)

During the three and six months ended June 30, 2004, the Company was engaged in the European regulatory approval process for the Rubicon Filter, whereas in the comparable periods of 2003, the regulatory approval process had not yet begun. As a result, our investment in R&D, including salaries and consulting expenses, increased to $531,000 during the second quarter of 2004, compared to $244,000 for the same period in 2003. R&D costs during the six months ended June 30, 2004 increased to $1,125,000 compared to $424,000 for the same period in 2003.

We anticipate research and development expense will continue to increase. Increased R&D costs will be incurred as we move forward with the European regulatory approval process and work to complete our European studies. In addition, the Company is still in the early stages of seeking approval for the use of the Rubicon Filter in the United States. The costs of conducting clinical trials in the U.S. are expected to be much greater than those associated with the clinical trials in Europe. At the present time, the Company projects that over the next two years, it will invest more than $8 million dollars to conduct U.S. clinical trials. However, the timing of such expenditures will depend on the completion of the various clinical phases and it is difficult to predict what portion of such expenses will be incurred in 2004.


Liquidity and Capital Resources

The Company's operations have not generated sufficient cash flows to support our current cash requirements and we are continuing to use working capital to fund our expanding operations. As a result, net cash used in operating activities, including adjustments for depreciation and other non-cash operating expenses, increased to $2,806,000 for the six month period ending June 30, 2004, compared to $1,055,000 for the same period in 2003. Working capital will continue to be required to be the exclusive source for funding our operations until we obtain regulatory approval for the Rubicon Filter and begin to generate revenues. During the year ending December 31, 2003, Boston Scientific Corporation purchased two million shares of Rubicon common stock for $2 million and also purchased 1,090,147 shares of Series A Preferred Stock for $15,000,000, which substantially improved our working capital. At June 30, 2004, Rubicon's working capital was $11,468,000 compared to working capital of $427,000 at June 30, 2003. During the six months ending June 30, 2004, Rubicon invested $317,000 in property and equipment, compared to a $4,000 investment for the same period in 2003. Over the first six months of 2004, the Company's investments in property and equipment included manufacturing equipment and leasehold improvements to its new, larger facility, that will be necessary to support the manufacturing of the Rubicon Filter. We anticipate additional investments in property and equipment will still be required as we continue to improve the manufacturing process of the Rubicon Filter.

In addition, during the first six months of 2004, the Company invested $237,000 in intangible assets to file for additional patents for the Rubicon Filter, compared to a $71,000 investment for the same period in 2003. We anticipate that the development of the Rubicon Filter and other technologies will require a continuing investment in patent related costs as we continue to improve our technologies and file for additional patents. We estimate the total cost to secure additional patent rights could exceed $500,000 in 2004.

During the six month period ending June 30, 2004, the Company used cash to reduce its long-term debt by $23,000 compared to an $96,000 reduction of long-term debt during the same period in 2003. As a result of the 2003 equity investments by Boston Scientific, we believe we have sufficient working capital to fund our current level of operations for approximately the next eighteen months, including the anticipated costs associated with the regulatory approval process for the Rubicon Filter in Europe and the United States. However, any unexpected delays or complications with the regulatory approval process could limit our abilities to fund the entire regulatory approval process and could accelerate our need for additional capital.

Outlook

We continue to believe our success will depend on our ability to obtain regulatory approval for the Rubicon Filter. We will be unable to market any products in any country until the necessary regulatory approvals have been obtained. The ongoing European clinical trials, and the beginning of the United States approval process are crucial steps in the future success of the Company. We anticipate we will receive CE Mark clearance for the use of the Rubicon Filter for both SVG and carotid stenting procedures by the end of this year. However, no assurances can be given that the clinical trials will be completed in accordance with Rubicon's projections or that CE Mark clearance will be obtained.

Critical Accounting Policies

Rubicon carries patent rights purchased from outside parties and legal costs incurred to obtain patents on internally developed technologies at cost, less accumulated amortization, over the estimated useful lives of the patents. Rubicon reviews its patent assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. Approximately $488,000 of Rubicon's patent costs at June 30, 2004 are capitalized legal costs incurred to obtain patents related to the Rubicon Filter. The realization of future cash flows related to these patent costs will depend on whether Rubicon is able to obtain regulatory approvals for its products and generate revenue from the sale of those products. Future cash flows could also result from the sale of patent rights. However, if it is determined that an impairment loss has occurred based on a lack of sufficient future cash flows needed to recover the patent costs, such loss will be recognized in the statement of operations in the period such determination is made.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.


None. The Issuer did not sell any unregistered securities or repurchase any securities during the fiscal quarter ended June 30, 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following documents are included as exhibits to this report:

Exhibit   SEC Ref.
 No.        No.             Title of Document                        Location
-------   -------           -----------------                        --------

31.1       31     Section 302 Certification of Chief                This Filing
                  Executive Officer

31.2       31     Section 302 Certification of Chief                This Filing
                  Financial Officer

32.1       32     Section 1350 Certification of Chief               This Filing
                  Executive Officer

32.2       32     Section 1350 Certification of Chief               This Filing
                  Financial Officer

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Rubicon Medical Corporation

Date: August 12, 2004                        By /s/ Richard J. Linder
                                             -----------------------------------
                                             Richard J. Linder
                                             President / Chief Executive Officer
                                             (Principal Executive Officer)



Date: August 12, 2004                        By /s/ Brian C. Woolf
                                             -----------------------------------
                                             Brian C. Woolf
                                             Chief Financial Officer
                                             (Principal Financial Officer)