Form 10QSB
period 2004-09-30
RUBICON MEDICAL CORP
filed 2004-11-16
CIK 1115255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q SB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                          Commission File No. 333-51414


                           Rubicon Medical Corporation
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                               87-0361403
--------------------------------                             -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)



3598 West 1820 South, Salt Lake City, UT                            84104
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number, including area code: (801) 886-9000

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


The Issuer had 54,823,334 outstanding shares of common stock on November 12, 2004

                           Rubicon Medical Corporation


                                      INDEX


PART I - FINANICAL INFORMATION                                              Page
------------------------------                                              ----

FORWARD LOOKING  INFORMATION                                                 1

Item 1. Financial Statements

Consolidated Balance Sheet - September 30, 2004 (Unaudited)                F-1

Consolidated Statement of Operations - Three and Nine
  Months Ended September 30, 2004, and 2003 (Unaudited)                    F-2

Consolidated Statement of Cash Flows - Nine Months Ended
  September 30, 2004 and 2003 (Unaudited)                                  F-3

Notes to Consolidated Financial Statements (Unaudited)                     F-5


Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                        2

Item 3. Controls and Procedures                                              5

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                    6

Item 2. Changes in Securities and Small Business Issuer Purchases            6
  of Equity Securities

Item 3. Defaults Upon Senior Securities                                      6

Item 4. Submission of Matters to a Vote of Security Holders                  6

Item 5. Other Information                                                    7

Item 6. Exhibits and Reports on Form 8-K                                     8


SIGNATURES                                                                   9


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

                                                                                   RUBICON MEDICAL CORPORATION
                                                              Consolidated Condensed Balance Sheet (Unaudited)

                                                                                            September 30, 2004
--------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                                $       9,925,000
  Prepaid expenses                                                                                   151,000
                                                                                          -------------------

        Total current assets                                                                      10,076,000

Property and equipment, net                                                                          444,000
Intangible assets, net                                                                               571,000
                                                                                          -------------------

        Total assets                                                                       $      11,091,000
                                                                                          -------------------

-------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                         $         191,000
  Accrued liabilities                                                                                 53,000
  Current portion of long-term debt                                                                   35,000
                                                                                          -------------------

        Total current liabilities                                                                    279,000

Long-term debt                                                                                        29,000
                                                                                          -------------------

        Total liabilities                                                                            308,000
                                                                                          -------------------

Commitments and contingencies                                                                              -

Stockholders' equity:
  Series A convertible preferred stock, $.001 par value, 1,090,147 shares authorized; 1,090,147 shares issued and outstanding
    (Aggregate liquidation preference of $15,000,423)                                                  1,000
  Common stock, $.001 par value, 100,000,000 shares
    shares authorized; 54,823,334 shares issued and outstanding                                       55,000
  Additional paid-in capital                                                                      22,259,000
  Deferred compensation                                                                              (86,000)
  Accumulated deficit                                                                            (11,446,000)
                                                                                          -------------------

        Total stockholders' equity                                                                10,783,000
                                                                                          -------------------

        Total liabilities and stockholders' equity                                         $      11,091,000
                                                                                          ===================

----------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.                                       F-1

                                                                                 RUBICON MEDICAL CORPORATION
                                                   Consolidated Condensed Statement of Operation (Unaudited)

------------------------------------------------------------------------------------------------------------

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                              -----------------------------------------------------------
                                                   2004          2003           2004           2003
                                              -----------------------------------------------------------
Sales, net                                      $          -  $          -   $          -   $     12,000
Cost of sales                                              -             -              -              -
                                              -----------------------------------------------------------

        Gross profit                                       -             -              -         12,000
                                              -----------------------------------------------------------

Operating expenses:
  General and administrative                         985,000       800,000      3,279,000      2,170,000
  Research and development                           681,000       317,000      1,806,000        742,000
  Depreciation and amortization                       71,000        19,000        170,000         48,000
                                              -----------------------------------------------------------

        Total operating expenses                   1,737,000     1,136,000      5,255,000      2,960,000
                                              -----------------------------------------------------------

        Operating loss                            (1,737,000)   (1,136,000)    (5,255,000)    (2,948,000)
                                              -----------------------------------------------------------

Other income (expense):
  Interest income                                     43,000         7,000        144,000         16,000
  Interest expense                                    (3,000)       (3,000)        (5,000)       (12,000)
  Other                                                    -             -              -         42,000
                                              -----------------------------------------------------------

        Total other income (expense)                  40,000         4,000        139,000         46,000
                                              -----------------------------------------------------------

        Loss before benefit
          for income taxes                        (1,697,000)   (1,132,000)    (5,116,000)    (2,902,000)

Benefit for income taxes                                   -             -              -              -
                                              -----------------------------------------------------------

        Net loss                                $ (1,697,000) $ (1,132,000)  $ (5,116,000)  $ (2,902,000)
                                              ===========================================================

Loss per common share - basic and diluted       $      (0.03) $      (0.02)  $      (0.09)  $      (0.05)
                                              ===========================================================

Weighted average shares - basic and diluted       54,812,000    54,422,000     54,786,000     53,325,000
                                              ===========================================================



-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.                                  F-2

                                                                                   RUBICON MEDICAL CORPORATION
                                                    Consolidated Condensed Statement of Cash Flows (Unaudited)

                                                                               Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------

                                                                             2004                 2003
                                                                   -------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $(5,116,000)         $(2,902,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                          170,000               48,000
      Amortization of deferred compensation                                   27,000               28,000
      Variable stock option compensation expense                             746,000            1,028,000
      Gain on settlement paid in warrants                                          -              (42,000)
      (Increase) decrease in:
        Accounts receivable                                                        -               56,000
        Prepaid expenses                                                     (12,000)               5,000
      Increase (decrease) in:
        Accounts payable                                                     (39,000)             (78,000)
        Accrued liabilities                                                   (5,000)               7,000
                                                                   ------------------------------------------

                 Net cash used in operating activities                    (4,229,000)          (1,850,000)
                                                                   ------------------------------------------

Cash flows from investing activities:
  Purchase of intangible assets                                             (350,000)             (97,000)
  Purchase of property and equipment                                        (385,000)             (24,000)
                                                                   ------------------------------------------

                 Net cash used in investing activities                      (735,000)            (121,000)
                                                                   ------------------------------------------

Cash flows from financing activities-
  Principal payments on long-term debt                                       (33,000)            (106,000)
  Proceeds from issuance of common stock                                           -            2,000,000
  Proceeds from exercise of stock options                                     11,000                    -
                                                                   ------------------------------------------

                 Net cash (used in) provided by
                   investing activities                                      (22,000)           1,894,000
                                                                   ------------------------------------------

Net decrease in cash and cash equivalents                                 (4,986,000)             (77,000)

Cash and cash equivalents at beginning of period                          14,911,000            1,816,000
                                                                   ------------------------------------------

Cash and cash equivalents at end of period                               $ 9,925,000          $ 1,739,000
                                                                   ==========================================


-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.                                  F-3

                                                     RUBICON MEDICAL CORPORATION
                      Consolidated Condensed Statement of Cash Flows (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

Supplemental Cash Flow Information (unaudited):

During the nine months ended September 30, 2004, the Company:

         o Hired an employee that had previously provided consulting services to the Company. As a result of the individuals change in employment status, the accounting for stock options granted to the individual changed, resulting in a decrease in deferred compensation and additional paid-in-capital of $42,000

         o Issued stock options that were recorded as deferred compensation of $32,000. The deferred compensation is being amortized over the vesting period of the stock options.

During the nine months ended September 30, 2003, the Company:

         o        Purchased property and equipment with debt for $60,000.

         o Issued stock options that were recorded as deferred compensation of $138,000. The deferred compensation is being amortized over the vesting period of the stock options.


                                                 Nine Months Ended
                                                   September 30,
                                        ------------------------------------
                                              2004              2003
                                        ------------------------------------

Cash paid during the period for:
                  Interest               $          5,000 $          12,000
                                        ====================================
                  Income taxes           $              - $               -
                                        ====================================

--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.       F-4

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                              September 30, 2004
--------------------------------------------------------------------------------

1.  Interim       The consolidated condensed financial statements for the nine
    Financial     months ended September 30, 2004 and 2003 are unaudited.
    Statements    However, management, in its opinion, has made all adjustments
                  (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003, included in the Company's Form 10KSB filed on March 29, 2004 with the
                  Securities and Exchange Commission. The results of operations and cash flows for the three and nine months ended September
                  30, 2004, are not necessarily indicative of results for the year ending December 31, 2004.



2.  Stock-Based   The Company accounts for stock-based compensation under the
    Compensation  recognition and measurement principles of APB Opinion No. 25,
                  Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123,
                  "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25,
                  "Accounting for Stock Issued to Employees" ("APB Opinion No.
                  25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans except for options that have been repriced and are subject to variable accounting. Compensation cost for repriced stock options has been recorded in accordance with FASB
                  Interpretation Number 44, "Accounting for Certain Transactions
                  Involving Stock Compensation". Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No.
                  123, the Company's net earnings would have been changed by the following as set forth in the table below:

--------------------------------------------------------------------------------
                                                                             F-5

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

2.  Stock-Based
    Compensation
    Continued

                                             Three Months Ended             Nine Months Ended
                                                September 30,                  September 30,
                                       -----------------------------   -----------------------------
                                            2004            2003            2004           2003
                                       -----------------------------   -----------------------------
Net loss, as reported                  $  (1,697,000)  $  (1,132,000)  $  (5,116,000)  $  (2,902,000)

(Deduct)/add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                  122,000         280,000         746,000       1,028,000

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                   (47,000)              -        (141,000)        (24,000)
                                       -----------------------------   -----------------------------

Pro forma net loss                     $  (1,622,000)  $    (852,000)  $  (4,511,000)  $  (1,898,000)
                                       =============================   =============================

Earnings per share -
  Basic - as reported                  $       (0.03)  $       (0.02)  $       (0.09)  $       (0.05)
                                       =============================   =============================
  Basic - pro forma                    $       (0.03)  $       (0.02)  $       (0.08)  $       (0.04)
                                       =============================   =============================
  Diluted - as reported                $       (0.03)  $       (0.02)  $       (0.09)  $       (0.05)
                                       =============================   =============================
  Diluted - pro forma                  $       (0.03)  $       (0.02)  $       (0.08)  $       (0.04)
                                       =============================   =============================

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                Notes to Consolidated Condensed Financial Statements (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------


2.  Stock-Based   The fair value of each option grant is estimated at the date
    Compensation  of grant using the Black-Scholes option pricing model with the
    Continued     following assumptions:

                                                              September 30,
                                                       -------------------------
                                                           2004          2003
                                                       -------------------------
                  Expected dividend yield              $       -      $       -

                  Expected stock price volatility           131%           156%

                  Risk-free interest rate                   3.4%          3.07%

                  Expected life of options               5 years        5 years
                                                       -------------------------

                  The weighted average fair value of options granted during the nine months ended September 30, 2004 and 2003 is $.88 and $.31 respectively.


3.  Loss Per      The computation of basic earnings per common share is computed
    Share         using the weighted average number of common shares outstanding during each year.

                  The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year. Options to purchase 6,000,000 and 5,933,500 shares of common stock at prices ranging from $.14 to $1.18 were outstanding at September 30, 2004 and 2003, respectively. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

As discussed in more detail in our 2003 annual report on Form 10-K under the caption "Item 1. Business: The Boston Scientific Transactions," in July 2003 Boston Scientific Corporation ("Boston") purchased 2,000,000 shares of our common stock for $2,000,000 in connection with the execution of an agreement in principle between the parties. Then, in October 2003, Rubicon and its controlling stockholders entered into definitive agreements with Boston pursuant to which Boston purchased 1,090,147 shares of Rubicon Series A Preferred Stock, convertible into 10,901,470 shares of Rubicon common stock, for $15 million. In addition, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston the option to acquire all of their shares for an initial consideration of $2 per share payable, at the discretion of Boston, in cash or shares of Boston Scientific common stock, plus additional "earn-out" amounts of up to $1.50 per share if, among other things, certain performance milestones are achieved. Boston agreed that if it exercises the option to acquire the shares of the two largest Rubicon stockholders, it will also make an offer to acquire all shares of Rubicon Medical common stock held by all other stockholders on the same terms, including price and form of consideration. As discussed herein under "Part II, Item 5. Other Information," Rubicon and Boston have amended the definitive agreements to extend the deadline for meeting the performance milestone referred to as "Milestone 3" from September 30, 2004 to March 31, 2006.

Results of Operations
---------------------

Revenue and Profits

The Company had no revenue for the three month periods ending September 30, 2004 and 2003. For the nine-month period ending September 30, 2004 the Company did not generate revenue, compared to $12,000 for the same nine-month period in 2003. The lack of revenue, together with substantially increased operating expenses associated primarily the addition of new employees to support further development of the Rubicon Filter, and non-cash losses from variable accounting for stock options, as discussed below, resulted in a net loss of $1,697,000 for the third quarter 2004, compared to a net loss of $1,132,000 for the same period in 2003. For the nine-month period ending September 30, 2004 the Company had a net loss of $5,116,000 compared to a net loss of $2,902,000 for the same period in 2003.

The Company has completed the initial European clinical testing of the Rubicon Filter for use in saphenous vein grafts (SVG) and carotid stenting procedures and anticipates obtaining CE Mark approval for both procedures near the end of 2004. When, and if, CE Mark clearance is obtained for either procedure, we plan to commence marketing the Rubicon Filter in certain European countries and other countries where the CE Mark clearance is accepted. Therefore, we anticipate the

Rubicon Filter will begin to generate revenues near the end of the fourth quarter of 2004, although no assurances can be given that CE Mark clearance will be obtained.

Operating Expenses
------------------

         General and Administrative (G&A)

G&A expenses increased to $985,000 for the third quarter of 2004, compared to $800,000 for the same period in 2003. G&A expenses for the nine-months ending September 30, 2004, were $3,279,000 compared to $2,170,000 for the same period in 2003. The increase in G&A expenses is primarily due to increased costs associated with supporting the Company's efforts to obtain CE Mark approvals and U.S. FDA approval for the Rubicon Filter. In addition, the Company has expanded its work force substantially in preparation for the anticipated marketing, manufacturing and distribution of the Rubicon Filter. Since late 2003, the Company has more than quadrupled its workforce and has maintained a larger, more sophisticated facility. These changes have provided the Company with additional resources it believes will be necessary to conduct clinical trials and sustain anticipated future operations. As a result of hiring new employees, G&A salary expense, including taxes and benefits, increased to $1,239,000 for the first nine-months of 2004, compared to $470,000 for the same period in 2003. Furthermore, sales & marketing, quality assurance and legal expenses increased by a total of $379,000 in the first nine-months of 2004 to $635,000 compared to $256,000 for same period in 2003.

Sizeable increases in G&A expenses during the three and nine month periods ending September 30, 2004, as explained above, were offset by a decrease in the non-cash variable stock option compensation expense. During the second quarter of 2003, Rubicon re-priced all its outstanding stock options to a new exercise price of $.22 per share (the then current market price of Rubicon's common stock), making the options variable stock options for accounting purposes. Under variable accounting, Rubicon is required to adjust compensation expense each quarter based on the number of outstanding re-priced options and the change in the stock price during the period. Subsequent increases or decreases to compensation expense are dependent upon the fluctuations in the market price of the Company's common stock. Rubicon's common stock had a market price of $1.17 on September 30, 2004, a $0.02 per share increase from the June 30, 2004 market price of $1.15. This resulted in variable option compensation expenses of $122,000 and $746,000, respectively, for the three and nine month periods ending September 30, 2004, compared to expenses of $280,000 and $1,028,000 for the same periods in 2003.

We expect G&A expenses will continue to increase as we continue to expand our operations and begin manufacturing and distribution of the Rubicon Filter. However, we do not anticipate that future increases will be as substantial as they were during the first nine months of 2004.

         Research and Development (R&D)

During the three and nine months ended September 30, 2004, the Company was engaged in the European regulatory approval process for the Rubicon Filter and has been preparing for the U.S. clinical trial process, whereas in the comparable periods of 2003, the regulatory approval process was just beginning. As a result, our investment in R&D, including salaries and consulting expenses, increased to $681,000 during the third quarter of 2004, compared to $317,000 for the same period in 2003. R&D costs during the nine months ended September 30, 2004 increased to $1,806,000 compared to $742,000 for the same period in 2003.

We anticipate research and development expense will continue to increase as we move forward with the European regulatory approval process. In addition, the Company is still in the early stages of seeking approval for the use of the Rubicon Filter in the United States. The costs of conducting clinical trials in the U.S. are expected to be much greater than those associated with the clinical trials in Europe. At the present time, the Company projects that over the next eighteen months, it will invest more than $8 million dollars to conduct U.S. clinical trials. However, the timing of such expenditures will depend on the completion of the various clinical phases and it is difficult to predict when such expenses will be incurred.

         Depreciation and Amortization

During the first nine-months of 2004, as discussed below in the section captioned "Liquidity and Capital Resources," the Company made substantial investments in both capital equipment and intangible assets. As a result, depreciation and amortization expenses increased to $71,000 and $170,000 for the three and nine-month periods ending September 30, 2004, respectively, compared to $19,000 and $48,000 for the same periods in 2003. We expect this trend to continue as we continue to invest in capital equipment to improve our manufacturing processes and develop new technologies.

Liquidity and Capital Resources
-------------------------------

The Company's operations have not generated sufficient cash flows to support our current cash requirements and we are continuing to use working capital to fund our expanding operations. As a result, net cash used in operating activities, including adjustments for depreciation and other non-cash operating expenses, increased to $4,229,000 for the nine month period ending September 30, 2004, compared to $1,850,000 for the same period in 2003. We anticipate that working capital will continue to be required to be the exclusive source for funding our operations until we obtain regulatory approval for the Rubicon Filter and begin to generate revenues. As discussed above, during the year ending December 31, 2003, Boston Scientific Corporation purchased two million shares of Rubicon common stock for $2 million and also purchased 1,090,147 shares of Series A Preferred Stock for $15,000,000, which substantially improved our working capital. At September 30, 2004, Rubicon's working capital was $9,797,000 compared to working capital of $1,549,000 at September 30, 2003. During the nine months ending September 30, 2004, Rubicon invested $385,000 in property and equipment, compared to a $24,000 investment for the same period in 2003. Over the first nine months of 2004, the Company's investments in property and equipment included manufacturing equipment and leasehold improvements to its new, larger facility, that will be necessary to support the manufacturing of the Rubicon Filter. We anticipate additional investments in property and equipment will be required as we continue to implement the manufacturing processes for the Rubicon Filter.

In addition, during the first nine months of 2004, the Company invested $350,000 in intangible assets to file for additional patents for the Rubicon Filter, compared to a $97,000 investment for the same period in 2003. We anticipate that the development of the Rubicon Filter and other technologies will require a continuing investment in patent related costs as we continue to improve our technologies and file for additional patents. We estimate the total cost to secure additional patent rights could exceed $500,000 in 2004.

During the nine month period ending September 30, 2004, the Company used cash to reduce its long-term debt by $33,000 compared to a $106,000 reduction of long-term debt during the same period in 2003. As a result of the 2003 equity investments by Boston Scientific, without taking into account any potential revenues from sales of the Rubicon Filter outside the U.S. following our receipt of CE Mark approval, we believe we have sufficient working capital to fund our current level of operations for approximately the next fifteen months, including the anticipated costs associated with the regulatory approval process for the Rubicon Filter in Europe and the clinical trials in the United States. However, any unexpected delays or complications with the clinical trials could limit our ability to fund the entire clinical trial process and could accelerate our need for additional capital. Furthermore, it is difficult to predict how long it will take to receive regulatory approval once we have completed U.S clinical trials. If this process is lengthy, additional working capital might be required to fund our operations pending our receipt of regulatory approval and our ability to commence sales of the Rubicon Filter in the United States.

Outlook
-------

We continue to believe our success will depend on our ability to obtain regulatory approval for the Rubicon Filter. We will be unable to market any products in any country until the necessary regulatory approvals have been obtained. The ongoing European clinical trials, and the beginning of the United States approval process are crucial steps in the future success of the Company. We anticipate we will receive CE Mark clearance for the use of the Rubicon Filter for both SVG and carotid stenting procedures near the end of this year. However, no assurances can be given that the clinical trials will be completed in accordance with Rubicon's projections or that CE Mark clearance will be obtained.

Critical Accounting Policies
----------------------------

Rubicon carries patent rights purchased from outside parties and legal costs incurred to obtain patents on internally developed technologies at cost, less accumulated amortization, over the estimated useful lives of the patents. Rubicon reviews its patent assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. Approximately $571,000 of Rubicon's net patent costs at September 30, 2004 are capitalized legal costs incurred to obtain patents related to the Rubicon Filter. The realization of future cash flows related to these patent costs will depend on whether Rubicon is able to obtain regulatory approvals for its products and generate revenue from the sale of those products. Future cash flows could also result from the sale of patent rights. However, if it is determined that an impairment loss has occurred based on a lack of sufficient future cash flows needed to recover the patent costs, such loss will be recognized in the statement of operations in the period such determination is made.

Off-Balance Sheet Arrangements
------------------------------

Rubicon has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------

None. The Issuer did not sell any unregistered securities or repurchase any securities during the fiscal quarter ended September 30, 2004.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

At the Annual Meeting of Stockholders of Rubicon Medical Corporation on August 18, 2004, the stockholders re-elected each of the five director nominees, who constitute all members of the Company's Board of Directors. The stockholders also approved and adopted the Amended and Restated Certificate of Incorporation and ratified the appointment of Tanner + Co. as the Company's independent auditors. The following tables set forth the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to each proposal. On the record date for the Annual Meeting, there were outstanding 54,773,334 shares of common stock, each entitled to one vote per share, and 1,090,147 shares of Series A Preferred Stock, each entitled to ten votes per share.

                                                            Number of Shares
                                                        Voted For      Withheld
                                                        ---------      --------
1. To elect five directors to the Board of Directors to hold office for one year until the next Annual
Meeting of stockholders, and until their respective successors are elected and qualified.

     David B. Berger                                    48,688,667     238,466

     Randall Higashida                                  48,754,755     172,378

     Richard J. Linder                                  48,693,497     233,636

     Dennis M. Nasella                                  48,639,019     288,114

     Harold R. "Butch" Wolcott                          48,584,605     342,528

                                                                 Number of Shares
                                        -----------------------------------------------------------------
                                        Voted For        Voted Against      Abstain     Broker Non-Votes
                                        -----------     ---------------    ---------   ------------------
2. To approve and adopt the Amended
and Restated Certificate of
Incorporation of Rubicon Medical
Corporation.                            37,336,861            99,766         8,200        11,482,306(1)

3. To ratify the appointment of
Tanner + Co. as Rubicon's independent
auditors for the fiscal year ending
December 31, 2004.                      48,861,823            17,000        48,310                 0
------------------

(1) Significantly fewer shares voted on Proposal 2 than voted on the election of directors or Proposal 3. "Broker non-votes" accounted for this difference in voted shares. For certain types of "non-routine" proposals, such as Proposal 2, brokers do not have the discretionary authority to vote their clients' shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

Item 5.  Other Information.
---------------------------

The Transaction Agreement entered into among Boston Scientific Corporation ("Boston"), Nemo I Acquisition, Inc., and Rubicon dated as of October 29, 2003, has been amended, effective as of September 30, 2004, to extend the deadline for meeting Milestone 3 from September 30, 2004 to March 31, 2006. Milestone 3 generally involves the development of a stroke therapy device that satisfies certain independent testing requirements. Rubicon now has an additional eighteen months (until March 31, 2006) to satisfy the conditions under which this potential earn-out payment of $0.50 per share would be paid. The earn-out amount is payable only if, among other things, Boston elects to exercise its option to acquire shares of Rubicon common stock. Rubicon and Boston have also begun discussions regarding additional modifications to the terms of this potential earn-out payment.

The foregoing summary is qualified in its entirety by reference to the First Amendment of Transaction Agreement, a copy of which is included as an exhibit to this report.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits. The following documents are included as exhibits to this report:

Exhibit      SEC Ref.
  No.         No.                   Title of Document                                     Location
-------      -------                -----------------                                     --------
 3.1           3      Amended and Restated Certificate of Incorporation                 This Filing

 3.2           3      Amended and Restated Bylaws                                       This Filing

10.1          10      Distributorship Agreement between Rubicon Medical, Inc.           This Filing
                        and NGC Medical Spa dated as of February 6, 2004. *

10.2          10      Master License Agreement between Rubicon Medical, Inc.            This Filing
                        and Surmodics, Inc. dated as of September 20, 2004. *

10.3          10      First Amendment of Transaction Agreement among Boston             This Filing
                        Scientific Corporation, Nemo I Acquisition, Inc., and
                        Rubicon Medical Corporation dated as of September 30, 2004.

31.1          31      Section 302 Certification of Chief Executive Officer              This Filing

31.2          31      Section 302 Certification of Chief Financial Officer              This Filing

32.1          32      Section 1350 Certification of Chief Executive Officer             This Filing

32.2          32      Section 1350 Certification of Chief Financial Officer             This Filing

     *The schedules, addenda and exhibits to the agreement are not included. The Registrant undertakes to furnish supplementally to the Commission copies of any omitted items on request.


         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 15, 2004                    Rubicon Medical Corporation

                                           By /s/ Richard J. Linder
                                             -----------------------------------
                                             Richard J. Linder
                                             President / Chief Executive Officer
                                             (Principal Executive Officer)


Date: November 15, 2004                   By /s/ Brian C. Woolf
                                             -----------------------------------
                                             Brian C. Woolf
                                             Chief Financial Officer
                                             (Principal Financial Officer)