Form 10KSB
period 2004-12-31
RUBICON MEDICAL CORP
filed 2005-04-15
CIK 1115255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10K-SB

(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2004.

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________.

                        Commission file number 333-51414

                           RUBICON MEDICAL CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                         87-0361403
---------------------------------             ---------------------------------
  (State or Other Jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)

3598 West 1820 South, Salt Lake City, UT                     84104
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (801) 886-9000
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                      None
                                ----------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year. The issuer's revenues for the fiscal year ended December 31, 2004, were $0.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

         As of March 31, 2005, based on the closing price for the Company's Common Stock on the OTC Bulletin Board interdealer quotation system on that date of $1.41, the aggregate market value of the approximately 24,462,707 shares held by non-affiliates was approximately $34,492,000.

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

         As of March 31, 2005, there were 54,831,834 Shares of the Issuer's Common Stock, par value $0.001, issued and outstanding.

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

Part I

Item 1. Description of Business

Recent Material Events

Amendment of Agreements with Boston Scientific Corporation and Exercise of
Option

On April 13, 2005, the Transaction Agreement entered into among Boston Scientific Corporation ("Boston Scientific"), Nemo I Acquisition, Inc. ("Acquisition Corp."), and Rubicon Medical Corporation ("Rubicon," the "Company" or the "Registrant") dated as of October 29, 2003, as amended September 30, 2004 (the "Transaction Agreement"), and the related Option Agreements (the "Option Agreements") dated as of October 29, 2003 entered into among Boston Scientific, Acquisition Corp. and each of Berger Family Enterprises, David B. Berger (the "Berger Stockholders"), the Richard J. and Marla A. Linder Family Limited Partnership, and Richard J. Linder (the "Linder Stockholders" and collectively with the Berger Stockholders, the "Controlling Stockholders") were amended and restated to, among other things, reduce the exercise period of the options to one calendar day, reduce the exercise price of the options from $2.00 per share to $1.50 per share in the case of the Linder Stockholders and from $2.00 per share to $0.79 per share in the case of the Berger Stockholders, reduce the aggregate potential earn-out payments from $1.50 per share to $1.44 per share, and change the performance milestone events required to be achieved as a precondition to payment of such earn-out amounts. Immediately following the execution of the amended agreements, Boston Scientific exercised its purchase option to acquire the shares of the Controlling Stockholders thereby acquiring control of Rubicon and triggering its obligation to commence a cash tender offer for the other issued and outstanding shares of the Company's common stock at a price of $1.50 per share plus the potential earn-out payments. The Amended and Restated Transaction Agreement and the Amended and Restated Option Agreements are referred to collectively in this report as the "Amended Agreements").

The Amended Agreements generally provide for potential earn-out payments in the amounts and subject to the Company's achievement of the performance milestones described below.

Milestone 1. An additional $0.48 per share is payable to the Company's stockholders whose Common Stock is acquired by Boston Scientific or Acquisition Corp. at such time as the Company receives approval from the FDA for commercial release of the Rubicon Filter or another device of Boston Scientific, Acquisition Corp. or another subsidiary or affiliate of Boston Scientific that
(a) incorporates the Company's constraint and actuation technologies, (b) would otherwise infringe a valid and enforceable patent claim of the Company's intellectual property, and (c) is for an embolic protection indication for one of the following disease or anatomical indications: carotid artery, acute myocardial infarction, native coronary vessels, coronary vein grafts or renal arteries (the "Rubicon Products").

Milestone 2. An additional $.50 per share is payable to the Company's stockholders whose shares are acquired by Boston Scientific or Acquisition Corp., if and when net sales of the Rubicon Products exceed $50 million during a period of 12 or fewer consecutive months during the first five years following achievement of Milestone 1.

Milestone 3. An additional $.46 per share is payable to the Company's stockholders whose shares are acquired by Boston Scientific or Acquisition Corp., if and when net sales of the Rubicon Products exceed $100 million during a period of 12 or fewer consecutive months during the first five years following achievement of Milestone 1.

The Company stockholders eligible to receive earn-out payments are those whose shares of the Company's Common Stock are purchased pursuant to the purchase option or the tender offer described above or whose shares are converted into the right to receive the merger consideration pursuant to a second-step merger to be effected by Rubicon and Acquisition Corp. following completion of the tender offer.

The Amended Agreements are extremely complex and the following summary of selected provisions of the Agreements is qualified in its entirety by reference to the Agreements, copies of which are filed as exhibits hereto and are incorporated herein by reference.

Changes in Control of the Company

As a result of the transactions and agreements described herein, Boston Scientific now owns 27,479,764 shares of the Company's Common Stock and 1,090,147 shares of the Company's Series A Preferred Stock, each of which is convertible into ten shares of Common Stock, which together represent approximately 56.9% of the Company's voting power, or approximately 53.6% of the Company's voting power on a fully diluted basis (assuming the exercise of the 4,191,500 stock options outstanding under the Company's Amended and Restated 2001 Stock Plan).

Changes in Management

Pursuant to the terms of the Amended and Restated Transaction Agreement, following Boston Scientific's acquisition of the shares subject to the Amended and Restated Option Agreements, it is entitled to designate a majority of the directors serving on Rubicon's Board of Directors.

Acquisition of Intellectual Property Rights

Prior to the execution of the Amended Agreements, Rubicon entered into an exclusive license and purchase agreement dated as of April 12, 2005 with Jacques Seguin pursuant to which Rubicon acquired an exclusive license to use, and an option to purchase, certain patents and patent applications in consideration of license and option payments in the total amount of $7 million, $6 million of which has been paid or will be paid shortly and the balance of which is payable upon FDA approval of an infringing product.

General

Rubicon Medical Corporation, a Delaware corporation ("Rubicon," the "Company" or the "Registrant"), is an early-stage developer and manufacturer of interventional vascular medical devices and products. Rubicon has developed medical device technologies in the area of embolic protection. Embolic protection devices are used in interventional vascular procedures to prevent pieces of plaque that break free during such procedures from moving downstream in a blood vessel and potentially causing a heart attack or stroke. Rubicon believes these products will assist physicians in providing effective alternatives to traditional surgical techniques and current interventional procedures by reducing risk, trauma, cost, procedure duration, and the level of care required following the procedure. Rubicon's primary embolic protection technology is the Rubicon filter embolic protection device (the "Rubicon Filter"). Previously, Rubicon had developed another embolic protection technology, the Guardian Balloon System, however, the Guardian System is presently not being further developed because Rubicon believes that the Rubicon Filter is the better embolic protection technology. Rubicon's operations are conducted through its wholly owned subsidiary, Rubicon Medical, Inc., a Utah corporation. Unless otherwise indicated, Rubicon Medical Corporation and Rubicon Medical, Inc. are referred to collectively in this report as "Rubicon" or the "Registrant."

The Rubicon Filter

The Rubicon Filter was invented by Richard J. Linder, Rubicon's President and Chief Executive Officer, and has been engineered by Rubicon's internal research and development personnel. The Rubicon Filter has been designed to capture material dislodged in the bloodstream during cardiovascular interventions, potentially preventing a heart attack or stroke, while permitting the continuous flow of blood through the affected vessel or artery. The Rubicon Filter operates with an extremely small guidewire, only 0.014 inches thick, that deploys a miniature filter that looks like a windsock. The filter material is very thin and contains small holes so that blood continues to flow following its deployment, while trapping the bits of plaque and other embolic material dislodged during stenting. When the surgery has been completed, the filter is closed and removed with the aid of another catheter. Rubicon believes the Rubicon Filter is superior to competing products because it has a low crossing profile for steering through blockages in an artery, it requires no bench preparation prior to using it in a procedure, it deploys remotely from outside the body in less than one second, and it does not require the use of a catheter to unsheathe the filter, which is important because it enables the physician to steer and manipulate the device inside an artery with greater ease and accuracy. Rubicon anticipates that the Rubicon Filter will have application in connection with the treatment of saphenous vein grafts (coronary bypass grafts that have become diseased), carotid arteries, native coronary vessels, renal arteries, and may also be used in the treatment of acute myocardial infarction and acute coronary syndromes.

The Rubicon Filter has been under clinical investigation in Europe in two clinical studies. The RULE-SVG, Europe study evaluated the use of the Rubicon Filter in coronary artery interventions including sapehnous vein graft stenting, as well as native coronary artery stenting in eligible patients. Rubicon enrolled 54 patients in this study and followed them for 30 days. The RULE-Carotid, Europe study evaluated the Rubicon Filter in the carotid arteries of 60 patients undergoing carotid stenting procedures. Rubicon obtained regulatory clearance to market the Rubicon Filter in Europe and other participating CE Mark countries on April 13, 2005 for both carotid artery stenting procedures and coronary artery stenting procedures.

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

Manufacturing

Rubicon operates a 31,500 square foot manufacturing facility that also houses its corporate offices. The facility contains one large 5,000 square foot clean room, and a smaller 1,250 square foot research and development clean room. Rubicon is engaged in the manufacturing of the Rubicon Filter and the capture catheter system that is used in connection with the filter, together called the Rubicon Filter Embolic Protection Kit. Rubicon has an on-site machine shop that manufactures specialized tooling and fixtures that are used to manufacture the Rubicon Filter and Capture Catheter systems. Rubicon operates its manufacturing under a controlled system that conforms to EN13485 and other applicable regulatory standards and guidelines. Rubicon believes that most components used in the manufacture of its products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple sources of supply. The fabricated items are custom made to Rubicon's specifications and then assembled at Rubicon's facilities. Rubicon believes that redundant capacity exists at the suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. The reduction or interruption in supply, an inability to develop alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect Rubicon's operations and financial condition.

Research and Development

The Rubicon Filter, which was invented by Richard J. Linder and engineered by Rubicon's internal research and development personnel, was recently cleared for sale in Europe and other countries where CE Mark approval is recognized. While Rubicon has another technology that has been developed in previous years, the Guardian balloon embolic protection system, this technology is no longer being actively developed because of limited resources available to develop multiple projects and what Rubicon believes is a less desirable market for the Guardian technology. Rubicon believes that the Rubicon Filter is a much more marketable product and has therefore invested substantially all of its research and development resources in its development.

Rubicon is developing multiple size iterations of the Rubicon Filter, such as a 4mm filter, and is pursuing other technologies in the embolic protection and stent delivery fields.

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

Patents

Rubicon has filed for patent protection on the Rubicon Filter and in the areas of stent delivery systems and combination devices of stent delivery systems with embolic protection. Rubicon has also filed for patent protection to protect various customized manufacturing processes and techniques that were developed by Rubicon's engineers. These applications are in the early stages and no assurances can be given that any patents will issue. In addition, as discussed in "Item 1. Business: Recent Events," Rubicon acquired certain additional patents and patent applications subsequent to the end of the fiscal year.

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

As Rubicon's business continues to develop, it may be exposed to risks of litigation in connection with the testing, marketing and sale of products, specifically product liability claims. Rubicon intends to obtain product liability insurance prior to commencing manufacturing or marketing of any products. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available to Rubicon on commercially reasonable terms, if at all. As a result of Boston Scientific's recent aquisition of control of Rubicon, Boston Scientific may elect to manage insurance for Rubicon in accordance with its own policies.

Employees and Associated Persons

Rubicon has 55 full-time employees and one part-time employee. None of such employees is represented by any collective bargaining organization and Rubicon believes its relationship with its employees to be satisfactory.

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

Competition

Rubicon expects to encounter significant competition in its proposed product markets from various entities, almost all of which have greater financial and marketing resources than Rubicon. Rubicon's primary competitors include Cordis, Guidant, Johnson & Johnson, MedNova/Abbott Laboratories, EV3, and Medtronic. In addition, the worldwide medical device markets are dynamic and highly competitive, with significant market share volatility, particularly with the recent approval of drug eluting stents. Rubicon also faces competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states that are proposed to be treated using Rubicon's products. Rubicon believes that its products will compete primarily on the basis of their ability to safely and effectively perform therapeutic procedures in a less-invasive manner, ease of product use, product reliability and physician familiarity. Rubicon believes that its competitive success will depend upon its ability to create and develop new and effective technologies, obtain regulatory approval for the Rubicon Filter, attract and retain skilled development personnel, obtain patent or other protection for its products, and manufacture and successfully market its products either directly or through third parties.

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

There can be no guarantees as to when a U.S. clinical trial of the Rubicon Filter might begin. As a result of Boston Scientific's recent acquisition of control of Rubicon, it is anticipated that Boston Scientific will manage the continued development and ultimately the clinical evaluation of Rubicon's technology.

Rubicon obtained CE Mark approval for the Rubicon Filter on April 13, 2005 and plans to begin marketing the device in Europe.

International sales of medical devices manufactured in the United States that are not approved by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. The Export Reform Act of 1996 has simplified the process of exporting devices which have not been approved for sale in the United States. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements. Rubicon recently completed CE Mark registrations for the Rubicon Filter in accordance with the implementation of various medical device directives in the European Union.

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

The Boston Scientific Transactions

On July 17, 2003, Boston Scientific Corporation ("Boston Scientific") purchased 2,000,000 shares of the Company's common stock for $2,000,000 in connection with a term sheet and agreement entered into between the parties. On October 29, 2003, Rubicon, Boston Scientific, and Nemo I Acquisition, Inc., a wholly owned subsidiary of Boston Scientific ("Acquisition Corp.") entered into a transaction agreement dated as of October 29, 2003 (the "Transaction Agreement") and a registration rights agreement dated as of October 29, 2003 (the "Registration Rights Agreement"). The Transaction Agreement was subsequently amended on September 30, 2004 and was amended and restated on April 13, 2005. Boston Scientific and Acquisition Corp. also concurrently entered into Option Agreements (the "Option Agreements") dated as of October 29, 2003 with each of Berger Family Enterprises, David B. Berger (the "Berger Stockholders"), Richard
J. and Marla A. Linder Family Limited Partnership and Richard J. Linder (the "Linder Stockholders" and collectively with the Berger Stockholders, the "Controlling Stockholders"). The Option Agreements were amended and restated on April 13, 2005. The Amended and Restated Transaction Agreement, Registration Rights Agreement and Amended and Restated Option Agreements are referred to collectively in this report as the "Amended Agreements"). The Amended Agreements superseded the original Transaction Agreement and Option Agreements.

The Amended Agreements are extremely complex and the following summary of selected provisions of the Agreements is qualified in its entirety by reference to the Agreements, copies of which are included as exhibits hereto.

         Purchase of Series A Preferred Stock

Pursuant to the terms of the Transaction Agreement, Boston Scientific purchased 1,090,147 shares of the Issuer's Series A Preferred Stock for $15 million in cash, which shares are convertible into 10,901,470 shares of the Company's Common Stock. Each share of the Series A Preferred Stock is entitled to: ten votes per share on all matters submitted to a vote of the Company's stockholders; a preference upon liquidation of the Company in the amount of $13.76 per share; preemptive rights in connection with the issuance of any additional securities by the Company; and the right to receive dividends in the same amount that would have been paid if the Series A Preferred Stock had been converted to shares of Common Stock immediately prior to the record date for any such dividend. The foregoing description of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designation of the Voting Powers, Designation, Preferences and Other Special Rights and Qualifications, Limitations and Restrictions of the Series A Preferred Stock dated as of October 28, 2003, which is included as an exhibit hereto.

         Options to Acquire Controlling Stockholders' Stock/Offers to Other Stockholders

Pursuant to the terms of the Amended Agreements, the Controlling Stockholders granted Boston Scientific the option to acquire all of their shares of Common Stock (including all shares they were entitled to acquire upon the exercise of stock options), for a cash purchase price of $1.50 per share in the case of the Linder Stockholders and $0.79 per share in the case of the Berger Stockholders, plus additional "earn-out" amounts of up to $1.44 per share if certain performance milestones are achieved by the Company. The options were exercisable by Boston Scientific for a one day period commencing with the execution of the Amended Agreements and Boston Scientific exercised the options on April 13, 2005. Because Boston Scientific exercised its purchase option to acquire the shares of the Controlling Stockholders, it is required to also commence a cash tender offer to acquire the shares of Common Stock held by all other stockholders at a price of $1.50 per share plus the additional earn-out amounts. Following consummation of the tender offer, Acquisition Corp. is required to effectuate a merger of Acquisition Corp. and the Company (the "Second-Step Merger"), subject to the satisfaction or waiver of certain conditions precedent. The merger consideration in the Second-Step Merger will be the consideration offered to the Company stockholders in the tender offer, subject to the right of dissenting stockholders to exercise their statutory appraisal rights.

The Option Agreements also required the Controlling Stockholders to vote their shares of Common Stock against any actions or agreements that could impair the ability of Boston Scientific to exercise its options and in favor of matters relating to consummation of the transactions contemplated by the Agreements and limited the number of shares that could be sold by the Controlling Stockholders outside the Option Agreement to a total of 3,500,000 shares.

In order to induce the Controlling Stockholders to enter into the Option Agreements, the Company agreed to indemnify and hold each Controlling Stockholder harmless from any damages he or it may incur that arise out of or are based upon such Controlling Stockholder's breach or alleged breach of any duty owing or alleged to be owing by such person, as a controlling stockholder of the Company, to the minority stockholders of the Company under or in connection with the Option Agreement or the Transaction Agreement, the execution of such agreements or the consummation of the transactions contemplated by such agreements. The foregoing description is qualified in its entirety by reference to the Indemnification Agreement - Controlling Stockholders, dated as of September 26, 2003, which is included as an exhibit hereto.

         Earn-Out Payments

The Amended Agreements generally provide for potential earn-out payments in the amounts and subject to the Company's achievement of the performance milestones described below.

Milestone 1. An additional $0.48 per share is payable to the Company's stockholders whose Common Stock is acquired by Boston Scientific or Acquisition Corp. at such time as the Company receives approval from the FDA for commercial release of the Rubicon Filter or another device of Boston Scientific, Acquisition Corp. or another subsidiary or affiliate of Boston Scientific that
(a) incorporates the Company's constraint and actuation technologies, (b) would otherwise infringe a valid and enforceable patent claim of the Company's intellectual property, and (c) is for an embolic protection indication for one of the following disease or anatomical indications: carotid artery, acute myocardial infarction, native coronary vessels, coronary vein grafts or renal arteries (the "Rubicon Products").

Milestone 2. An additional $.50 per share is payable to the Company's stockholders whose shares are acquired by Boston Scientific or Acquisition Corp., if and when net sales of the Rubicon Products exceed $50 million during a period of 12 or fewer consecutive months during the first five years following achievement of Milestone 1.

Milestone 3. An additional $.46 per share is payable to the Company's stockholders whose shares are acquired by Boston Scientific or Acquisition Corp., if and when net sales of the Rubicon Products exceed $100 million during a period of 12 or fewer consecutive months during the first five years following achievement of Milestone 1.

The Company stockholders eligible to receive earn-out payments are those whose shares of the Company's Common Stock were purchased pursuant to the purchase option described above or are purchased pursuant to the tender offer described above or whose shares are converted into the right to receive the merger consideration pursuant to the Second Step Merger.

         Registration Rights Agreement

Pursuant to the terms of the registration rights agreement, the Company granted Boston Scientific and Acquisition Corp. certain demand and "piggy back" registration rights with respect to the 2,000,000 shares of the Common Stock acquired by Boston Scientific in July 2003 and the 10,901,470 shares of the Common Stock issuable upon conversion of the Series A Preferred Stock, subject to the conditions set forth therein. The demand registration rights may not be exercised during the term of the Transaction Agreement.

         Additional Terms and Conditions

The Agreements contain various additional terms and conditions, including but not limited to, representations and warranties of the parties, conditions to the closings of the various transactions, restrictions on the Company's ability to conduct its business outside the ordinary course without the prior consent of Boston Scientific, events of termination, and a prohibition on the Company's solicitation of competing transactions.

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

Rubicon's success depends on its ability to obtain the regulatory approvals required for product sales. Rubicon's products cannot be sold in any country until the necessary regulatory approvals have been obtained and Rubicon anticipates that it must complete successful clinical trials of the products as a prerequisite to obtaining the necessary approvals. No assurances can be given that Rubicon will be able to commence or complete the clinical trials of its products, that the clinical trials will be successful if conducted, or that regulatory approval of its products will be obtained. The failure to receive regulatory approvals would prevent Rubicon from generating product revenues and would have a disastrous effect on its financial condition.

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

The limited operating history and limited resources of Rubicon put it at a significant competitive disadvantage in the medical device industry. Rubicon competes with many other businesses, almost all of which have substantially greater resources and longer track records than Rubicon. Rubicon's competitors include Cordis, Guidant, Johnson & Johnson, MedNova/Abbott Laboratories, EV3, and Medtronic. The intense competition among medical device manufacturers, and Rubicon's relative lack of resources may prevent it from successfully competing in the marketplace for medical devices and in obtaining new technologies for development.

The shares of common stock available for sale in the future could adversely affect the market price for Rubicon's common stock. Approximately all of the 54,831,834 issued and outstanding shares of Rubicon's common stock are freely tradable or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended. The 2,000,000 shares purchased by Boston Scientific are eligible for resale under Rule 144 and the 10,901,470 shares issuable upon conversion of the outstanding Series A Preferred Stock are also eligible for resale under Rule 144, subject to conversion of the preferred stock. Sales of substantial amounts of this common stock in the public market could adversely affect the market price for Rubicon's common stock.

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

Control by Principal Stockholder. Boston Scientific holds shares representing over 50% of Rubicon's total voting power. As a result, Boston Scientific is effectively able to control the management and policies of Rubicon through its ability to determine the outcome of elections for Rubicon's board of directors and other matters requiring the vote or consent of shareholders.

Item 2. Description of Property

On December 1, 2003, Rubicon relocated to a new facility at 3598 West 1820 South, Salt Lake City, Utah. The 31,500 square-foot facility houses two clean rooms that meet "100,000-Class" specifications, a 5,000-square-foot main production clean room, a 1,250-square-foot research and development clean room, and the Company's executive offices. Rubicon previous leased the facility pursuant to an Assignment and Assumption of Lease Agreement entered into with Catheter Innovations, Inc., a subsidiary of Boston Scientific Corporation. The term of that lease was for one year with an option to extend the lease for an additional year through December 1, 2005. On July 16, 2004 Rubicon entered into an Industrial Lease directly with WDCI, Inc., the landlord of the building. The term of the lease is for two years beginning December 1, 2004 and ending November 30, 2006. Monthly rent, including fees for property taxes and common area, is approximately $12,221 for the first year and will increase to 12,841 in the second year Rubicon believes this facility will be adequate to meet its current needs and it does not anticipate any need to expand beyond such space during the next twelve months.

Rubicon does not currently make investments in real estate properties, real estate mortgages, or the securities of persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

On April 14, 2005, a purported class action complaint was filed in the New Castle County Court of Chancery for the State of Delaware against Rubicon, the directors of Rubicon, Boston Scientific and Acquisition Corp., generally alleging breaches of fiduciary duties and seeking to enjoin Boston Scientific's proposed acquisition of Rubicon's publicly owned shares. Except for the foregoing, Rubicon is not a party to any pending legal proceedings and, to the best of its knowledge, no litigation against Rubicon has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to Rubicon's security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Rubicon's common stock is quoted on the OTC Bulletin Board under the symbol "RMDC." On April 8, 2005, the high bid and low asked prices for Rubicon's common stock on the OTC Bulletin Board were $1.51 and $1.53, respectively.

The following table sets forth the high and low bid quotations for Rubicon's common stock on the OTC Bulletin Board for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

                                            High Bid          Low Bid
                                            --------          -------
         2004
         ----
         First Quarter                       $ 1.77            $ 0.81
         Second Quarter                        1.34              0.95
         Third Quarter                         1.30              0.86
         Fourth Quarter                        1.22              0.83

                                            High Bid          Low Bid
                                            --------          -------
         2003
         ----
         First Quarter                       $ 0.21            $ 0.07
         Second Quarter                        0.67              0.14
         Third Quarter                         1.04              0.51
         Fourth Quarter                        1.18              0.79


The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Rubicon has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

At April 8, 2005, there were 185 holders of record of Rubicon's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, each of which is counted as a single stockholder, as reported by Rubicon's transfer agent.

Transfer Agent

Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for Rubicon's common stock.

Recent Sales of Unregistered Securities

The Registrant did not sell any unregistered securities during the fiscal year ended December 31, 2004.

Issuer Purchases of Equity Securities

Rubicon has not adopted a stock repurchase plan and it did not purchase any shares of its equity securities during the last three months of the year ended December 31, 2004.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with Rubicon's audited financial statements, which are included elsewhere in this report. The following information contains forward-looking statements.

General

Rubicon conducts research and development activities to develop medical technologies that will be manufactured and marketed worldwide. The primary focus of our research and development activities is the Rubicon Filter. The Rubicon Filter is an embolic protection device designed for use in interventional vascular procedures to reduce embolic complications during stenting. We intend to use the Rubicon Filter platform to launch additional products for use in various other areas of the vasculature system.

Recent Events

For important information about recent material developments see Item 1.
Business: Recent Material Events."

Results of Operations

         Revenue and Profits

The Company did not have revenue in 2004, compared to $12,000 for the year ending December 31, 2003. The lack of significant revenues, coupled with substantially increased operating expenses in connection with the Rubicon Filter as discussed below, resulted in a net loss of $6,726,000 in 2004, compared to net loss of $4,729,000 in 2003.

The Company had hoped to obtain European regulatory approval for the use of the Rubicon Filter in both saphenous vein graphs and in carotid stenting procedures and begin generating revenues in 2004. However, due to a longer than anticipated European regulatory approval process, the Company did not obtain CE Mark clearance until April 2005 and did not generate revenue in 2004. Rubicon plans to commence marketing the Rubicon Filter in certain European countries and other countries where the CE Mark clearance is accepted. Therefore, we anticipate the Rubicon Filter will begin to generate revenues during 2005, although no assurances can be given that the Rubicon Filter will be marketed in Europe successfully. As a result of Boston Scientific's recent acquisition of control of Rubicon, it is anticipated that Boston Scientific will manage the marketing and distribution functions for the Rubicon Filter in Europe and the other countries where CE Mark approval is recognized.

         Operating Expenses

Total operating expenses, which include depreciation and amortization expenses, general and administrative (G&A) expenses, and expenses for research and development (R&D), increased to $6,907,000 in 2004, compared to $4,825,000 in 2003. The significant increase in operating expenses for 2004 was primarily due to increased payroll costs related to increases in the number of Company personnel and other costs associated with efforts to obtain CE Mark approvals and to commence the U.S. FDA approval process.

         General and Administrative (G&A)

G&A expenses increased to $4,157,000 in 2004 compared to $3,357,000 in 2003. The increase in 2004 was predominalty due to increased payroll costs associated with Company growth . During the year ended December 31, 2004, the Company expanded its work force substantially in preparation for the anticipated marketing, manufacturing and distribution of the Rubicon Filter. Since late 2003, the Company has more than quadrupled its workforce and has maintained a larger, more sophisticated facility. These changes have provided the Company with additional resources it believes will be necessary to conduct it's U.S. clinical trials and sustain anticipated future operations. As a result of hiring new employees, G&A salary expense, including taxes and benefits, increased to $1,940,000 in 2004, compared to $953,000 for the same period in 2003. Furthermore, sales & marketing, quality assurance and legal expenses increased by a total of $324,000 in 2004 to $964,000 compared to $640,000 for same period in 2003.

Sizeable increases in G&A expenses during 2004, as discussed above, were offset by a decrease in the non-cash variable stock option compensation expense. During the second quarter of 2003, Rubicon re-priced all its outstanding stock options to a new exercise price of $.22 per share (the then current market price of Rubicon's common stock), making the options variable stock options for accounting purposes. Under variable accounting, Rubicon adjusted compensation expense each quarter based on the number of outstanding re-priced options and the change in the stock price during the period. Subsequent increases or decreases to compensation expense are dependent upon the fluctuations in the market price of the Company's common stock. Rubicon's common stock had a market price of $1.15 on December 31, 2004, which resulted in a $32,000 non-cash reduction to compensation expense for the fourth quarter 2004, and a $715,000 expense for the 2004 fiscal year, compared to variable stock option expense of $62,000 for the fourth quarter in 2003 and a $1,091,000 expense for the 2003 fiscal year.

We expect G&A expenses will continue to increase as we continue to expand our operations and begin manufacturing and distribution of the Rubicon Filter. However, we do not anticipate that future increases will be as substantial as they were during 2004.

         Research and Development (R&D)

During the year ended December 31, 2004 the Company was engaged in the European regulatory approval process for the Rubicon Filter and has been preparing for the U.S. clinical trial process, whereas in the comparable periods of 2003, the regulatory approval process was just beginning. As a result, our investment in R&D, including salaries and consulting expenses, increased to $2,510,000 in 2004, compared to $1,390,000 for the same period in 2003.

We anticipate research and development expense will continue to increase as we move closer to the United States approval process. The costs of conducting clinical trials in the U.S. are expected to be much greater than those associated with the clinical trials in Europe. At the present time, the Company projects that over the next eighteen months, it may invest more than $8 million dollars to conduct U.S. clinical trials. However, the timing of such expenditures will depend on the completion research and development as well as the various clinical phases and it is difficult to predict when such expenses will be incurred. As a result of Boston Scientific's recent acquisition of control of Rubicon, it is anticipated that Boston Scientific will manage the Company's research and development activities and may make changes to the Company's plans as described above.

         Depreciation and Amortization

During the year ending December 31, 2004, as discussed below in the section captioned "Liquidity and Capital Resources," the Company made substantial investments in both capital equipment and intangible assets. As a result, depreciation and amortization expenses increased to $240,000 for the period ending December 31, 2004, compared to $78,000 for the same period in 2003. We expect this trend to continue in 2005 as we continue to invest in capital equipment to improve our manufacturing processes and develop new technologies.

Liquidity and Capital Resources

The Company's operations have not generated sufficient cash flows to support our current cash requirements and we are continuing to use working capital to fund our expanding operations. As a result, net cash used in operating activities, including adjustments for depreciation and other non-cash operating expenses, increased to $6,152,000 for the year ending December 31, 2004, compared to $3,563,000 for the same period in 2003. We anticipate that working capital will continue to be required to be the exclusive source for funding our operations until we begin to generate revenues. As discussed above, during the year ending December 31, 2003, Boston Scientific purchased two million shares of Rubicon common stock for $2 million and also purchased 1,090,147 shares of Series A Preferred Stock for $15,000,000, which substantially improved our working capital. At December 31, 2004, Rubicon's working capital was $8,142,000 compared to working capital of $14,723,000 at December 31, 2003. During 2004, Rubicon invested $417,000 in property and equipment, compared to a $98,000 investment for the same period in 2003. In 2004, the Company's investments in property and equipment included manufacturing equipment and leasehold improvements to its new, larger facility, that will be necessary to support the manufacturing of the Rubicon Filter. We anticipate additional investments in property and equipment will be required in 2005 as we continue to implement and improve the manufacturing processes for the Rubicon Filter.

In addition, during 2004, the Company invested $404,000 in intangible assets to file for additional patents for the Rubicon Filter, compared to a $127,000 investment for the same period in 2003. We anticipate that the development of the Rubicon Filter and other technologies will require a continuing investment in patent related costs as we continue to improve our technologies and file for additional patents. However, we estimate the total cost to secure additional patent rights will be slightly lower in 2005 than they were in 2004.

Net cash used in financing activities was $33,000 in 2004, compared to cash provided by financing activities of $16,883,000 in 2003, primarily because of Boston Scientific's two equity investments during 2003. During the year ending December 31, 2004 the Company used cash to reduce its long-term debt by $44,000 and received $11,000 from the issuance of common stock, through the Company's stock option plan, compared to a $117,000 reduction of long-term debt and the receipt of $17,000,000 from the issuance of the Company's securities during the same period in 2003.

In addition to the above financing activities, in 2004 the Company issued 40,000 stock options to two persons for consulting services with exercise prices equal to the market price on the date of grant, that will vest over a five-year period. The Company used the Black-Scholes option pricing model to estimate the fair value of the options, and recorded $32,000 in deferred compensation that will be expensed over the vesting period of the options. Furthermore, the Company hired one of its consultants as a full time employee and reversed $42,000 in deferred compensation that was recorded in 2003.

Due to unexpected delays in obtaining European regulatory approval and delays associated with the commencement of U.S. clinical trial process, the Company does not anticipate that it has sufficient capital to sustain its current level of operations through the FDA approval process. However, as a result of Boston Scientific's recent acquisition of control of Rubicon, it is anticipated that Boston Scientific will provide the funding necessary to continue research and development as well as support appropriate clinical activities.

Critical Accounting Policies

Rubicon carries patent rights purchased from outside parties and legal costs incurred to obtain patents on internally developed technologies at cost, less accumulated amortization, over the estimated useful lives of the patents. Rubicon reviews its patent assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. Approximately $592,000 of Rubicon's patent costs at December 31, 2004 are capitalized legal costs incurred to obtain patents related to the Rubicon Filter. The realization of future cash flows related to these patent costs will depend on whether Rubicon is able to obtain regulatory approvals for its products and generate revenue from the sale of those products. Future cash flows could also result from the sale of patent rights. However, if it is determined that an impairment loss has occurred based on a lack of sufficient future cash flows needed to recover the patent costs, such loss will be recognized in the statement of operations in the period such determination is made.

Off-Balance Sheet Arrangements

Rubicon leases its office and warehouse under a non-cancelable lease agreement accounted for as an operating lease. The lease expires in November 2006. The approximate future minimum rental payments under the non-cancelable operating lease are $134,000 in 2005 and $130,000 in 2006. Except for the foregoing, Rubicon has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7.  Financial Statements

The following financial statements are being filed with this report and are located following the signature page.

Consolidated Financial Statements of Rubicon Medical Corporation and Subsidiary, December 31, 2004

         Report of Independent Registered Public Accounting Firm
         Consolidated Balance Sheet, December 31, 2004
         Consolidated Statement of Operations for the years ended December 31,
           2004 and 2003
         Consolidated Statement of Stockholders' Equity for the years ended
           December 31, 2004 and 2003
         Consolidated Statement of Cash Flows for the years ended December 31,
           2004 and 2003
         Notes to Consolidated Financial Statements

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names, ages, and titles of the directors and executive officers of Rubicon as of March 31, 2005.

                                                                         Held
                                                                       Position
Name                       Age                 Title                    Since*
----                       ---                --------                ----------
David B. Berger            50     Chairman of the Board and Director     2000
Richard J. Linder          35     President, Chief Executive Officer
                                  and Director                           2000
Brian C. Woolf             40     Chief Financial Officer                2003
Dennis M. Nasella          52     Secretary and Director                 2000
Randall Higashida          49     Director                               2001
Harold R. "Butch" Wolcott  58     Director                               2001

-----------------
* The term of office of each director is one year and until his or her successor is elected at Rubicon's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Certain biographical information with respect to Rubicon's directors and executive officers is set forth below.

David B. Berger. Mr. Berger has been employed by E.B. Berger, Inc., a Utah based specialty subcontractor construction company since 1976. Mr. Berger co-founded Rubicon Medical in 1996. Mr. Berger received his B.S. in Business Administration from Weber State University and joined E.B. Berger, Inc. as a Project Manager after graduation. He was promoted to Department Director, Chief Financial Officer, and finally President and Chief Executive Officer of E.B. Berger, Inc. in 1983. Mr. Berger has over 25 year's management experience in various aspects of construction management. He has additional experience in real estate development, industrial manufacturing, parts and components distribution, and medical device manufacturing. Mr. Berger has been instrumental in building E.B. Berger, Inc. to its current level of over 125 employees and has increased shareholder value considerably during his tenure. Mr. Berger has participated as a member of the board of directors of several companies and trade associations. He was responsible for the development of Quest Plan 2000, a management and corporate development initiative that streamlined operations and improved worker efficiency.

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

Changes in Management

Pursuant to the terms of the Amended and Restated Transaction Agreement, following Boston Scientific's acquisition of the shares subject to the Amended and Restated Option Agreements, it is entitled to designate a majority of the directors serving on Rubicon's Board of Directors.

Board of Director Meetings and Committees

The Board of Directors held nine meetings during the fiscal year ended December 31, 2004. The directors also discussed the business and affairs of Rubicon informally on several occasions throughout the year and took several actions through unanimous written consents in lieu of meetings. In 2003, the board of directors also appointed a special committee consisting of independent directors to make a recommendation with respect to the Transaction Agreement with Boston Scientific. The special committee did not hold any meetings during the fiscal year ended December 31, 2004. The special committee was reconvened in 2005 to make a recommendation with respect to the Amended Agreements.

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

Code of Ethics

During the fiscal year ended December 31, 2004, the Company adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers. A copy of this Code of Ethics is included as an exhibit to this report and will be provided to any person without charge, upon request directed to: Rubicon Medical Corporation, Atten: Chief Financial Officer, 3598 West 1820 South, Salt Lake City, Utah 84104.

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

                                                                                            Long Term Compensation
                                                                                 ---------------------------------------------
                                                  Annual Compensation                    Awards                 Payouts
                                         --------------------------------------- ------------------------ --------------------
             (a)                 (b)         (c)           (d)          (e)          (f)         (g)         (h)       (i)
                                                                       Other
                                                                      Annual      Restricted   Securities              All
                               Year                                   Compen-        Stock     Underlying    LTIP      Other
 Name and Principal Position   Ended        Salary        Bonus        sation       Award(s)    Options/    Payouts   Compen-
                               Dec. 31       ($)           ($)           ($)           ($)         SARs       ($)      sation
                                                                                                   (no.)                 ($)
------------------------------ --------- ------------- ------------- ----------- ------------ ----------- ---------- ---------
Richard J. Linder (CEO)(1)       2004    $150,000       $ 90,000         $17,000     --           --         --         --
                                 2003    $150,000       $150,000         $17,271     --           --         --         --
                                 2002    $112,000             --         $14,194     --           --         --         --

Brian C. Woolf                   2004    $ 95,000       $ 20,000
--------------------

(1) Other annual compensation consisted of: $6,000 in 401(k) contributions and $11,000 for personal use of a company car in 2004; $6,000 in 401(k) contributions and $11,271 for personal use of a company car in 2003; and $3,615 in 401(k) contributions and $10,579 for personal use of a company car in 2002.

Option/SAR Grants in Last Fiscal Year

There were no individual grants of options and stock appreciation rights ("SARs") made to the Named Executive Officers during the fiscal year ended December 31, 2004.

Aggregate Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR
Values

The following table sets forth information with respect to the exercise of options and SARs during the last completed fiscal year by the Named Executive Officers and the fiscal year end values of unexercised options and SARs.

------------------------ ------------------ --------------- -------------------------- ---------------------------
          (a)                    (b)             (c)                   (d)                         (e)
                                                                    Number of
                                                                    Securities            Value of Unexercised
                                                             Underlying Unexercised    In-the-Money Options/SARs
                                                             Options/SARs at FY End            at FY End
                                                                     (no.)                         ($)
                          Shares Acquired       Value             Exercisable/                Exercisable/
         Name            on Exercise (no.)   Realized ($)         Unexercisable              Unexercisable
Richard J. Linder               --                --             720,000/480,000          $670,000/$446,000(1)
Brian C. Woolf                  --                --             132,000/168,000          $123,000/$156,000(1)
----------------

(1) Based on the closing price for the Company's common stock of $1.15 on December 31, 2004.

Directors' Compensation

Rubicon reimburses its directors for costs incurred by them in attending meetings of the Board of Directors and its Committees. Rubicon does not currently pay any separate compensation to persons who serve on the Board of Directors.

During the year ended December 31, 2004, Rubicon paid $ 7,957 in medical insurance premiums for Harold R. Wolcott, a director and former Chief Operating Officer of the Company.

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

Rubicon subsequently granted additional stock options to certain members of the Advisory Board for the performance of additional services outside the scope of their duties as Advisory Board members. On May 6, 2002, Rubicon granted options entitling two members of the Advisory Board to purchase a total of 40,000 shares of Common Stock at a price of $.60 per share, the market price on the date of grant, which was reduced to $0.22 per share in April 2003 in connection with Rubicon's repricing of outstanding stock options. On August 5, 2002, Rubicon granted options to a new member of the Advisory Board entitling him to purchase 50,000 shares of Rubicon Common Stock at a price of $.34 per share, the market price for Rubicon stock on the date of grant, which was also reduced to $0.22 per share in April 2003 in connection with Rubicon's repricing of outstanding stock options. In addition, on September 24, 2003 Rubicon granted options to a member of the Advisory Board entitling him to purchase 50,000 shares of Rubicon common stock at a price of $.80 per share, the market price for Rubicon stock on the date of the grant. All grants made subsequent to the November 2001 grants, were subject to the same vesting requirements over a period of eighteen months as the original grants.

Employment Agreements, Termination of Employment, and Change in Control

Rubicon entered into an employment agreement with Richard J. Linder, its President/CEO, dated as of October 1, 2003, that superseded and replaced the employment agreement dated March 31, 2000. The term of the employment agreement is for four years and three months, expiring on December 31, 2007. The agreement provides for an annual base salary of $150,000 per year, subject to annual adjustment by the board of directors, and an annual cash bonus to be determined by the board of directors in an amount not to exceed 100% of Mr. Linder's annual base salary. The agreement also provides for the payment of a special, closing bonus to Mr. Linder in the amount of $150,000 upon the execution of the Transaction Agreement with Boston Scientific (which was signed on October 29,
2003). Under the agreement, Mr. Linder is also provided with benefits customarily provided to the Company's executives, including medical insurance and participation in any retirement, pension, profit-sharing, disability, stock option, and other benefit plans and programs in effect from time to time, and provides for Mr. Linder's use of a company automobile. The agreement provides that if Mr. Linder should be terminated by Rubicon without cause, or if Mr. Linder should terminate his employment for "good reason," he will be entitled to a termination payment equal to 100% of his base salary and annual bonus (with the maximum amount of the bonus being capped at 30% of his annual base salary); provided, that if his employment is so terminated during the first year of the agreement, the payment will be equal to 150% of such annual salary and bonus. In the event of such termination, the Company will also provide Mr. Linder with health insurance coverage for a period of eighteen months. In the event of a change of control of the Company, the Company will also be required to make payments to Mr. Linder to offset the effects of Section 280G of the Internal Revenue Code with respect to so-called "parachute payments." This summary description of Mr. Linder's employment agreement is qualified in its entirety by reference to the employment agreement, a copy of which is included as an exhibit to this report.

401(k) Plan

During 2002, Rubicon established a 401(k) Retirement Savings Plan. All employees including the Named Executive Officers are eligible to participate in the plan after one year of service. Rubicon contributes up to 4% of a participant's annual compensation on a discretionary basis, with its contributions vesting over a six-year period. Rubicon's contribution expense to the plan during 2004 was approximately $21,000.

Stock Option and Stock Award Plans

         Amended and Restated 2001 Stock Plan

On September 24, 2003, Rubicon's board of directors amended and restated the Rubicon Medical Corporation 2001 Stock Plan (the "Plan") that was originally adopted by the board of directors on November 7, 2001. The Plan provides for the grant of non-statutory stock options and stock purchase rights to employees and consultants. A total of 6,000,000 shares of Rubicon's common stock has been reserved for issuance under the Plan. The Plan is administered by the Company's board of directors. The exercise price of stock options granted under the Plan may not be less than 100% of the fair market value of Rubicon's common stock on the date of grant, and the term of stock options granted under the Plan may not exceed ten years. In the event of a change in control of the Company, as defined in the Plan, any unvested options shall automatically vest immediately prior to such change in control. As of December 31, 2004, Rubicon had granted stock options to purchase a total of 6,000,000 shares of common stock under the Plan and 50,000 of such options had been exercised. This summary description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is included as an exhibit to this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth as of March 31, 2005, the number of shares of Rubicon's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of Rubicon's common stock, and by each of Rubicon's officers and directors, and by all officers and directors as a group. On March 31, 2005, there were issued and outstanding 54,831,834 shares of

Rubicon's common stock and 1,090,147 shares of Series A Preferred Stock, each of which is entitled to ten votes per share on all matters submitted to a vote of the Company's stockholders.

                                    Title                 Number of                Percent
Name and Address                   of Class             Shares Owned(1)          of Class(2)
------------------                 --------             ---------------          -----------
Principal Stockholders
----------------------
Boston Scientific Corporation       Common              38,381,234(3)              56.9%
One Boston Scientific Place         Series A Preferred   1,090,147                100.0%
Natick, MA 01760

Oxford BioScience (Group)(4)        Common               2,850,649(4)               5.2%
222 Berkeley Street
Boston, MA 02116

Officers and Directors(5)
-------------------------
David B. Berger                     Common              21,771,113(6)               39.4%
Randall T. Higashida                Common               1,644,000(7)                3.0%
Richard J. Linder                   Common               2,599,300(8)                4.7%
Dennis M. Nasella                   Common               1,596,863(9)                2.9%
Brian C. Woolf                      Common                 168,000(10)               0.3%
Harold R. "Butch" Wolcott           Common                 240,000(11)               0.4%
All Officers and Directors          Common              28,039,276(12)              49.1%
as a Group (5 persons)
---------------------------------

(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2) Shares of our common stock subject to options or convertible securities that are currently exercisable/convertible or exercisable/convertible within 60 days of March 31, 2005 are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options/convertible securities, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
 (3) Includes: (i) 2,649,351 shares of common stock owned of record, (ii) 10,901,470 shares of common stock issuable upon conversion of 1,090,147 shares of Series A Preferred Stock, and (iii) currently exercisable options to acquire the 24,830,413 shares of common stock (including 1,750,000 shares which are subject to Company stock options) beneficially owned by David B. Berger and Richard J. Linder. For purposes of computing the percentage ownership of Boston Scientific, the 10,901,470 shares of common stock issuable upon conversion of the Series A Preferred Stock and the 1,750,000 shares issuable upon exercise of Company options by third parties are deemed to be outstanding, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(4) The group consists of: Oxford Bioscience Partners IV, L.P.; mRNA Fund II L.P.; OBP Management IV L.P.; Jeffrey T. Barnes; Mark P. Carthy; Jonathan J. Fleming; Michael E. Lytton; and Alan G. Walton.
(5) The address for each of Rubicon's officers and directors is 3598 West 1820 South, Salt Lake City, Utah 84104.
(6) Includes 21,281,113 shares held by a family partnership of which Mr. Berger is the general partner, and 490,000 shares which are the subject of currently exercisable stock options. Boston Scientific Corporation holds a currently exercisable option to acquire all of such shares and, accordingly, such shares are also deemed to be owned by Boston Scientific Corporation.
(7) Includes 290,000 shares which are the subject of currently exercisable stock options.
(8) Includes 1,799,300 shares held by a family partnership of which Mr. Linder is the general partner, and 800,000 shares which are the subject of currently exercisable stock options. Boston Scientific Corporation holds a currently exercisable option to acquire all of such shares and, accordingly, such shares are also deemed to be owned by Boston Scientific Corporation.
(9) Includes shares held of record by a family partnership and 340,000 shares which are the subject of currently exercisable stock options.
(10) Includes 168,000 shares which are the subject of currently exercisable stock options.
(11) Includes 240,000 shares which are the subject of currently exercisable stock options.
(12) Includes 2,328,000 shares which are the subject of currently exercisable stock options.

Change in Control

As a result of the transactions and agreements described herein under the caption "Item 1. Business: Recent Material Events," Boston Scientific now owns 27,479,764 shares of the Company's Common Stock and 1,090,147 shares of the Company's Series A Preferred Stock, each of which is convertible into ten shares of Common Stock, which together represent approximately 56.9% of the Company's voting power, or approximately 53.6% of the Company's voting power on a fully diluted basis (assuming the exercise of the 5,941,500 stock options outstanding under the Company's Amended and Restated 2001 Stock Plan).

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

--------------------------- ----------------- --------------------- -----------------------------
                               Number of        Weighted-average        Number of securities
                             securities to     exercise price of             remaining
                               be issued          outstanding              available for
                                  upon              options,              future issuance
                              exercise of           warrants                under equity
                              outstanding          and rights               compensation
                                options,                                       plans
                             warrants, and                                   (excluding
                                 rights                                      securities
                                                                            reflected in
                                                                            column (a))
--------------------------- ----------------- --------------------- -----------------------------
                                   (a)                 (b)                      (c)
--------------------------- ----------------- --------------------- -----------------------------
Equity compensation                -                   -                         -
Plans approved by
Security holders
--------------------------- ----------------- --------------------- -----------------------------
Equity compensation            5,950,000             $0.28                      -0-
Plans not approved by
Security holders
--------------------------- ----------------- --------------------- -----------------------------

Item 12. Certain Relationships and Related Transactions

During fiscal 2004 and 2003, Rubicon engaged E.B. Berger Incorporated, a company controlled by David B. Berger and of which Dennis M. Nasella is an employee, to construct certain tenant improvements to Rubicon's new facilities. The total amount paid for the improvements was $64,000 and the bids submitted by E.B. Berger Incorporated for the project were lower than the other three independent bids submitted for the project.

During the year ended December 31, 2004, Rubicon paid approximately $255,000 to a company controlled by David B. Berger, a director, officer and shareholder of Rubicon, as reimbursement for actual expenses incurred and capital expenditures paid by that company on behalf of Rubicon.

As described herein under "Item 1. Business: `Recent Material Transactions' and `the Boston Scientific Transactions'," the Company entered into a series of agreements and transactions with Boston Scientific, a principal stockholder of the Company.

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

Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following documents are included as exhibits to this report.

Exhibit       SEC Ref.
  No.            No.       Title of Document                                            Location
--------      ------       -----------------                                             --------
  3.1            3         Amended and Restated Articles of Incorporation                Incorp. by Reference(1)
  3.2            3         Amended and Restated Bylaws                                   Incorp. by Reference(1)
  3.3            3         Certificate of Designation of Series A Preferred              Incorp. by Reference(2)
                           Stock dated as of October 28, 2003
 10.1           10         Amended and Restated Transaction Agreement among              This Filing
                           Boston Scientific Corporation, Nemo I Acquisition Inc.,
                           Richard J. Linder (as Stockholders' Representative), and
                           Rubicon Medical Corporation, dated as of
                           April 13, 2005
10.2            10         Amended and Restated Option Agreement among Boston            This Filing
                           Scientific Corporation, Nemo I Acquisition, Inc. and
                           Berger Family Enterprises, dated as of April 13, 2005.
10.3            10         Amended and Restated Option Agreement among Boston            This Filing
                           Scientific Corporation, Nemo I Acquisition, Inc. and
                           David B. Berger, dated as of April 13, 2005.
10.4            10         Amended and Restated Option Agreement among Boston            This Filing
                           Scientific Corporation, Nemo I Acquisition, Inc. and
                           Richard J. and Marla A. Linder Family Limited
                           Partnership, dated as of April 13, 2005.
10.5            10         Amended and Restated Option Agreement among Boston            This Filing
                           Scientific Corporation, Nemo I Acquisition, Inc. and
                           Richard J. Linder, dated as of April 13, 2005.
10.6            10         Amendment to Distributorship Agreement between                This Filing
                           Rubicon Medical Corporation and NGC Medical
                           Spa dated as of February 17, 2005.
10.7            10         Industrial Lease between Rubicon Medical Corporation          This Filing
                           and WDCI, Inc. dated as of July 21, 2004
10.8            10         Employment Agreement with Richard J. Linder                   Incorp. by Reference(3)
                           dated as of October 1, 2003
10.9            10         Registration Rights Agreement among Rubicon Medical           Incorp. by Reference(2)
                           Corporation, Boston Scientific Corporation
                           and Nemo I Acquisition, Inc., dated as of
                           October 29, 2003
10.10           10         Indemnification Agreement - Controlling Stockholders          Incorp. by Reference(2)
                           among Rubicon Medical Corporation
                           and Berger Family Enterprises, David B. Berger,
                           Richard J. and Marla A. Linder Family Limited
                           Partnership, and Richard J. Linder, dated as of
                           September 26, 2003.
10.11           10         Indemnification Agreement between Rubicon Medical             Incorp. by Reference(4)
                           Corporation and David B. Berger, dated as of
                           September 26, 2003
10.12           10         Indemnification Agreement between Rubicon Medical             Incorp. by Reference(4)
                           Corporation and Randall Higashida, dated as of
                           September 26, 2003

Exhibit       SEC Ref.
  No.            No.       Title of Document                                            Location
--------      ------       -----------------                                             --------
10.13           10         Indemnification Agreement between Rubicon Medical             Incorp. by Reference(4)
                           Corporation and Richard J. Linder, dated as of
                           September 26, 2003
10.14           10         Indemnification Agreement between Rubicon Medical             Incorp. by Reference(4)
                           Corporation and Dennis M. Nasella, dated as of
                           September 26, 2003
10.15           10         Indemnification Agreement between Rubicon Medical             Incorp. by Reference(4)
                           Corporation and Harold R. Wolcott, dated as of
                           September 26, 2003
10.16           10         Indemnification Agreement between Rubicon Medical             Incorp. by Reference(4)
                           Corporation and Brian Woolf, dated as of
                           September 26, 2003
10.17           10         Amended and Restated Rubicon Medical Corporation              Incorp. by Reference(4)
                           2001 Stock Plan, dated September 24, 2003*
10.18           10         First Amendment to Exclusive License and Development          Incorp. by Reference(5)
                           with Abbott Laboratories dated 10-7-02
10.19           10         Exclusive License and Development Agreement with              Incorp. by Reference(6)
                           Abbott Laboratories dated 6-29-00
10.20           10         Letter of Affirmation and Consent with USC and                Incorp. by Reference(6)
                           Abbott Laboratories dated 6-29-00
10.21           10         Letter of Understanding with USC dated 6-29-00                Incorp. by Reference(6)
10.22           10         Option and License Agreement with the University              Incorp. by Reference(6)
                           of Southern California (USC) dated 3-12-98
10.23           10         Option Exercise and License Amendment Agreement               Incorp. by Reference(6)
                           with USC dated 3-31-99
14.1            14         Code of Ethics                                                This Filing
99.1                       Press Release dated April 13, 2005 regarding Amended          This Filing
                           and Restated Agreements with Boston Scientific
                           Corporation and exercise of its options
99.2                       Press Release dated April 13, 2005 regarding Rubicon's        This Filing
                           receipt of CE Mark
31.1            31         Section 302 Certification of Chief Executive Officer          This Filing
31.2            31         Section 302 Certification of Chief Financial Officer          This Filing
32.1            32         Section 1350 Certification of Chief Executive Officer         This Filing
32.2            32         Section 1350 Certification of Chief Financial Officer         This Filing
-------------------

(1) Incorporated by reference to Exhibits 3.1 through 3.2 to the Registrant's Quarterly Report on Form 10-QSB for
         the fiscal quarter ended September 30, 2004 filed on November 16, 2004.
(2) Incorporated by reference to Exhbits 3.1, 10.2 and 10.7 to the Registrant's Current Report on Form 8-K filed on November 13, 2003.
(3) Incorporated by reference to Exhibit 10.1 to the Registrant's 2003 Annual Report on Form 10-K filed on March 29, 2004.
(4) Incorporated by reference to Exhibits 10.1 through 10.7 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, filed on November 14, 2003.
(5) Incorporated by reference to Exhbit 10.2 to the Registrant's Current Report on Form 8-K filed on October 16, 2002
(6) Incorporated by reference to Exhbits 10.1 to 10.2b to the Registrant's Registration Statement on Form SB-2 filed on December 7, 2000.

         (b) The Company did not file any current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2004.

Item 14. Principal Accounting Fees and Services

Tanner LC served as Rubicon's independent accountants for the fiscal years ended December 31, 2004 and 2003.

During the fiscal years ended December 31, 2004 and December 31, 2003, fees for services provided by Tanner LC were as follows:

                                  Year Ended December 31,
                             2004                       2003
                           --------                   --------
Audit Fees                 $ 33,000                   $ 32,000
Audit-Related Fees            3,000                      3,000
Tax Fees                      4,000                      4,000
All Other Fees
Total                      $ 40,000                   $ 39,000
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

During the year ended December 31, 2004 the Board of Directors adopted policies and procedures that generally require the Board of Directors to pre-approve any non-audit engagement of Rubicon's independent accountants. In the event the Company wishes to engage its independent accountants to perform accounting, technical, diligence or other permitted services not related to the services performed by such accountants as the Company's independent auditor, the Chief Financial Officer will prepare a summary of the proposed engagement detailing the nature of the engagement, the reasons why the independent accountants are the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to the Company's Board of Directors, who will evaluate whether the proposed engagement will interfere with the independence of the independent accountants in the performance of their auditing services. The Board of Directors also authorized and pre-approved the performance by Tanner LC of "Audit Related Services" during and in connection with the 2004 fiscal year in an amount not to exceed $6,000 in fees, and the performance by Tanner LC of Tax Related Services during such period in an amount not to exceed $7,500 in fees.




          [The balance of this page has been left blank intentionally]

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Rubicon Medical Corporation
                                           (Registrant)


Date: April 15, 2005                       By  /s/ Richard J. Linder
                                              ----------------------------------
                                           Richard J. Linder, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 15, 2005                      By  /s/ Richard J. Linder
                                              ----------------------
                                           Richard J. Linder, President, CEO,
                                           and Director (Principal Executive
                                           Officer)


Dated: April 15, 2005                      By  /s/ Brian C. Woolf
                                              -------------------
                                           Brian C. Woolf, Chief Financial
                                           Officer (Principal Accounting and
                                           Financial Officer)


Dated: April 15, 2005                      By  /s/ Dennis M. Nasella
                                              ----------------------
                                           Dennis M. Nasella
                                           Secretary, Treasurer and Director


Dated: April 15, 2005                      By  /s/ David B. Berger
                                              --------------------
                                           David B. Berger, Chairman of the
                                           Board and Director


Dated: April 15, 2005                      By  /s/ Randall Higashida
                                              ----------------------
                                           Randall Higashida, Director


Dated: April 15, 2005                      By  /s/ Harold R. Wolcott
                                              ----------------------
                                           Harold R. "Butch" Wolcott, Director

Consolidated Financial Statements
December 31, 2004 and 2003


                                                     RUBICON MEDICAL CORPORATION
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                           Page


Report of Independent Registered Public Accounting Firm                    F-2

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

Consolidated statement of stockholders' equity                             F-5

Consolidated statement of cash flows                                       F-6

Notes to consolidated financial statements                                 F-7

--------------------------------------------------------------------------------

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rubicon Medical Corporation


We have audited the consolidated balance sheet of Rubicon Medical Corporation and Subsidiary as of December 31, 2004, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rubicon Medical Corporation and Subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles

/s/ Tanner LC

Salt Lake City, Utah
January 14, 2005, except for
Note 17, which is dated April 13, 2005
and Note 18, which is dated April 14, 2005

--------------------------------------------------------------------------------

                                                                                   RUBICON MEDICAL CORPORATION
                                                                                     Consolidated Balance Sheet
                                                                                              December 31, 2004
---------------------------------------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                                                                  $    7,905,000
Inventory                                                                                         357,000
Prepaid expenses                                                                                  148,000
                                                                                        ------------------

Total current assets                                                                            8,410,000

Property and equipment, net                                                                       439,000
Intangible assets, net                                                                            592,000
                                                                                        ------------------

                                                                                           $    9,441,000
                                                                                        ==================

----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                                           $       70,000
Accrued expenses                                                                                  172,000
Current portion of long-term debt                                                                  26,000
                                                                                        ------------------

Total current liabilities                                                                         268,000

Long-term debt                                                                                     27,000
                                                                                        ------------------

Total liabilities                                                                                 295,000
                                                                                        ------------------

Commitments and contingencies                                                                           -

Stockholders' equity:
Series A convertible preferred stock, $.001 par value, 1,090,147 shares authorized; 1,090,147 shares issued and outstanding
  (Aggregate liquidation preference of $15,000,423)                                                 1,000
Common stock, $.001 par value, 100,000,000 shares
  shares authorized; 54,823,334 shares issued and outstanding                                      55,000
Additional paid-in capital                                                                     22,228,000
Deferred compensation                                                                             (82,000)
Accumulated deficit                                                                           (13,056,000)
                                                                                        ------------------

Total stockholders' equity                                                                      9,146,000
                                                                                        ------------------

                                                                                           $    9,441,000
                                                                                        ==================


---------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-3

                                                                                    RUBICON MEDICAL CORPORATION
                                                                           Consolidated Statement of Operations
                                                                                       Years Ended December 31,
---------------------------------------------------------------------------------------------------------------

                                                                                     2004             2003
                                                                             ---------------------------------
Sales, net                                                                       $          -    $     12,000
Cost of sales                                                                               -               -
                                                                             ---------------------------------

Gross profit                                                                                -          12,000

Operating expenses:
Depreciation and amortization                                                         240,000          78,000
General and administrative                                                          4,157,000       3,357,000
Research and development                                                            2,510,000       1,390,000
                                                                             ---------------------------------

Total operating expenses                                                            6,907,000       4,825,000
                                                                             ---------------------------------

Loss from operations                                                               (6,907,000)     (4,813,000)
                                                                             ---------------------------------

Other income (expense):
Interest income                                                                       187,000          67,000
Interest expense                                                                       (6,000)        (14,000)
Other                                                                                       -          31,000
                                                                             ---------------------------------

Net other income (expense)                                                            181,000          84,000
                                                                             ---------------------------------

Net loss before provision for income taxes                                         (6,726,000)     (4,729,000)

Income tax (expense) benefit                                                                -               -
                                                                             ---------------------------------

Net loss                                                                         $ (6,726,000)   $ (4,729,000)
                                                                             =================================

Net loss per common
  share - basic and diluted                                                      $      (0.12)   $      (0.09)
                                                                             =================================

Weighted average shares - basic                                                    54,796,000      53,690,000
                                                                             =================================

Weighted average shares - diluted                                                  54,796,000      53,690,000
                                                                             =================================


---------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-4

                                                                                                        RUBICON MEDICAL CORPORATION
                                                                                     Consolidated Statement of Stockholders' Equity
                                                                                             Years Ended December 31, 2004 and 2003
-----------------------------------------------------------------------------------------------------------------------------------

                                        Series A
                                     Preferred Stock          Common Stock       Additional  Deferred
                                    -----------------------------------------     Paid-in     Compen-     Accumulated
                                      Shares     Amount     Shares     Amount     Capital     sation        Deficit       Total
                                    ---------   -------   ----------  -------   -----------  ---------   ------------  -----------
Balance, January 1, 2003                    -   $     -   52,773,334  $53,000   $ 3,328,000  $ (20,000)  $ (1,601,000) $ 1,760,000

Common stock issued for cash                -         -    2,000,000    2,000     1,998,000          -              -    2,000,000

Series A preferred stock issued
  for cash                          1,090,147     1,000            -        -    14,999,000          -              -   15,000,000

Stock options issued for
  services                                  -         -            -        -       138,000   (138,000)             -            -

Amortization of deferred
  compensation                              -         -            -        -             -     35,000              -       35,000

Variable stock option expense               -         -            -        -     1,091,000          -              -    1,091,000

Settlement of service agreement             -         -            -        -       (42,000)         -              -      (42,000)

Net loss                                    -         -            -        -             -          -     (4,729,000)  (4,729,000)
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 2003          1,090,147     1,000   54,773,334   55,000    21,512,000   (123,000)    (6,330,000)  15,115,000

Common stock issued upon
  exercise of stock options                 -         -       50,000        -        11,000          -              -       11,000

Stock options issued for
  services                                  -         -            -        -        32,000    (32,000)             -            -

Amortization of deferred
  compensation                              -         -            -        -             -     31,000              -       31,000

Reversal of deferred compensation
  due to change in employment
  status                                    -         -            -        -       (42,000)    42,000              -            -

Variable stock option expense               -         -            -        -       715,000          -              -      715,000

Net Loss                                    -         -            -        -             -          -     (6,726,000)  (6,726,000)
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 2004          1,090,147   $ 1,000   54,823,334  $55,000   $22,228,000  $ (82,000)  $(13,056,000) $ 9,146,000
                                   ================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-5

                                                                                    RUBICON MEDICAL CORPORATION
                                                                           Consolidated Statement of Cash Flows

                                                                                       Years Ended December 31,
---------------------------------------------------------------------------------------------------------------


                                                                                  2004              2003
                                                                             -------------------------------
Cash flows from operating activities:
Net loss                                                                       $ (6,726,000)   $ (4,729,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                                                       240,000          78,000
Amortization of deferred compensation                                                31,000          35,000
Variable stock option compensation expense                                          715,000       1,091,000
Settlement of service contract                                                            -         (42,000)
Gain (loss) on disposition of assets                                                      -          12,000
Decrease (increase) in:
Receivables                                                                               -          56,000
Inventory                                                                          (357,000)              -
Prepaid expenses                                                                     (9,000)       (129,000)
Increase (decrease) in:
Accounts payable                                                                   (160,000)         25,000
Accrued expenses                                                                    114,000          40,000
                                                                             -------------------------------

Net cash used in operating activities
operating activities                                                             (6,152,000)     (3,563,000)
                                                                             -------------------------------

Cash flows from investing activities:
Purchase of intangible assets                                                      (404,000)       (127,000)
Purchase of property and equipment                                                 (417,000)        (98,000)
                                                                             -------------------------------

Net cash used in
investing activities                                                               (821,000)       (225,000)
                                                                             -------------------------------

Cash flows from financing activities:
Principal payments on long-term debt                                                (44,000)       (117,000)
Proceeds from issuance of Series A preferred stock                                        -      15,000,000
Proceeds from issuance of common stock                                               11,000       2,000,000
                                                                             -------------------------------

Net cash (used in) provided by
financing activities                                                                (33,000)     16,883,000
                                                                             -------------------------------

Net (decrease) increase in cash and cash equivalents                             (7,006,000)     13,095,000

Cash and cash equivalents at beginning of year                                   14,911,000       1,816,000
                                                                             -------------------------------

Cash and cash equivalents at end of year                                         $7,905,000     $14,911,000
                                                                             ===============================

---------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-6

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                      December 31, 2004 and 2003


1.  Organization  Organization
    and
    Summary of    Rubicon Medical Corporation (the Company) is a Delaware
    Significant   corporation that was incorporated in June 1989. The Company
    Accounting    conducts research and development activities to generate
    Policies      interventional vascular medical devices and products.

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

                  Inventories

                  Parts and supplies inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Work-in-process and finished goods are stated at the lower of the accumulated manufacturing costs or market.

                  Property and Equipment

                  Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives of the assets or terms of the leases. The estimated useful lives of the assets are as follows:

                                                                  Years
                     Furniture and fixtures                         7
                     Equipment                                      5
                     Vehicles                                       5
                     Leasehold improvements                         3

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization  Property and Equipment - Continued
    and
    Summary of    Expenditures for maintenance and repairs are expensed when
    Significant   incurred and betterments are capitalized. Gains and losses on
    Accounting    sale of property and equipment are reflected in the statement
    Policies      of operations.
    Continued
                  Intangible Assets

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

                  Advertising

                  The Company expenses the cost of advertising as incurred. For the years ended December 31, 2004 and 2003, advertising expenses totaled approximately $0 and $1,000, respectively, and are included in general and administrative expenses in the accompanying statement of operations.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization  Stock-Based Compensation
    and
    Summary of    The Company has adopted Statement of Financial Accounting
    Significant   Standards (SFAS) No. 123, Accounting for Stock-Based
    Accounting    Compensation. In accordance with the provisions of SFAS 123,
    Policies      the Company has elected to continue to apply Accounting
    Continued     Principles Board Opinion No. 25, Accounting for Stock Issued
                  to Employees (APB Opinion No. 25), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans except for options that have been repriced and are subject to variable accounting. Compensation cost for repriced stock options has been recorded in accordance with Financial Accounting Standards Board (FASB) Interpretation
                  Number 44, Accounting for Certain Transactions Involving Stock
                  Compensation.

                  Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would have been changed by the following as set forth in the table below:

                                                                     Years Ended December 31,
                                                                   -----------------------------
                                                                       2004           2003
                                                                   -----------------------------
                  Net income (loss) - as reported                  $ (6,726,000) $  (4,729,000)
                  Add:   Stock-based employee compensation
                  expense included in reported net loss, net of
                  related tax effects                                    715,000      1,091,000
                  Deduct:  Total stock-based employee
                  compensation expense determined under fair
                  value based method for all awards, net of
                  related tax effects                                  (189,000)       (60,000)
                                                                   -----------------------------

                  Net income (loss) - pro forma                    $ (6,200,000) $  (3,698,000)
                                                                   =============================

                  Income (loss) per share - as reported            $       (.12) $        (.09)
                                                                   =============================

                  Income (loss) per share - pro forma              $       (.11) $        (.07)
                                                                   =============================

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization  Stock-Based Compensation - Continued
    and
    Summary of    The fair value of each option grant is estimated at the date
    Significant   of grant using the Black-Scholes option pricing model with the
    Accounting    following assumptions:
    Policies
    Continued

                                                                December 31,
                                                    ------------------------------------
                                                         2004               2003
                                                    ------------------------------------
                  Expected dividend yield            $          -       $         -
                  Expected stock price volatility             131%              156%
                  Risk-free interest rate                    3.40%             3.07%
                  Expected life of options                 5 years           5 years

                  The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 is $.88 and $.31, respectively.

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

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization  Earnings Per Share
    and
    Summary of    The computation of diluted earnings per common share is based
    Significant   on the weighted average number of shares outstanding during
    Accounting    the year, plus common stock equivalents calculated under the
    Policies      treasury stock method. The Company has issued equity
    Continued     instruments convertible into common stock such as stock
                  options issued to employees and consultants that can be exercised for approximately 5,950,000 and 5,933,000 shares of common stock at December 31, 2004 and 2003, respectively, with exercise prices between $0.14 and $1.18 at December 31, 2004 and $0.14 and $.80 at December 31, 2003. In addition, the
                  Company has issued Series A preferred stock convertible at the option of the holder into 10,901,470 shares of common stock.
                  Common stock equivalents have not been included in the diluted earnings per share calculation for the years ended
                  December 31, 2004 and 2003 because the effect would be antidilutive.

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

2.  Inventory     Inventory consists of the following at December 31, 2004:

                      Parts and supplies                 $     149,000
                      Work-in-progress                         208,000
                      Finished goods                                 -
                                                         -------------
                                                         $     357,000
                                                         =============

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3.  Property      Property and equipment consists of the following at December
    and           31, 2004:
    Equipment
                     Equipment                           $     495,000
                     Furniture and fixtures                    162,000
                     Vehicles                                   92,000
                     Leasehold improvements                     82,000
                                                         -------------
                                                               831,000

                     Less accumulated depreciation
                       and amortization                       (392,000)
                                                         -------------
                                                         $     439,000
                                                         =============

                  Depreciation expense for the years ended December 31, 2004 and 2003 was approximately $152,000 and $73,000, respectively.


4.  Intangible    Intangible assets consist of the following at December 31,
    Assets        2004:

                     Patents                             $     685,000
                     Less accumulated amortization             (93,000)
                                                         -------------
                                                         $     592,000
                                                         =============

                  Patent amortization expense for the years ended December 31, 2004 and 2003 was approximately $88,000 and $5,000, respectively.


5.  Long Term     Long-term debt consists of the following at December 31, 2004:
    Debt


                    Note payable to a bank with monthly
                    installments of $997, including interest
                    imputed at 5.9%, secured by a vehicle, due
                    July 2008                                        $  39,000

                    Note payable to a bank in monthly
                    installments of $826, including interest at
                    8.9% secured by a vehicle, due May 2005              4,000

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.   Long Term      Capital lease obligations (see note 5)              10,000
     Debt                                                            ---------
     Continued
                                                                        53,000
                    Less current portion                               (26,000)
                                                                     ---------
                                                                     $  27,000
                                                                     =========

                  Future maturities of long-term debt are as follows:

                     Years Ending December 31:
                              2005                                   $  26,000
                              2006                                      11,000
                              2007                                      11,000
                              2008                                       5,000
                              Thereafter                                     -
                                                                     ---------
                                                                     $  53,000
                                                                     =========


6.  Leases        The Company has equipment financed through capital leases that expire in 2005. At December 31, 2004, equipment with a cost of $52,000 and related accumulated amortization of $44,000 was recorded related to these capital leases. The lease obligation is guaranteed by a director of the Company.

                  Future minimum capital lease payments as of Decemmber 31, 2004 are:

                                                                       Amount
                                                                    -----------
                       2005                                         $   11,000
                       Thereafter                                            -

                    Total minimum lease payments                        11,000
                    Less amount representing interest                   (1,000)
                                                                    ----------

                    Present value of net minimum capital
                      lease payments                                $   10,000
                                                                    ===========

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.  Leases        The Company has equipment financed through capital leases that
    Continued     expire in 2005. At December 31, 2004, equipment with a cost of
                  $52,000 and related accumulated amortization of $44,000 was recorded related to these capital leases. The lease obligation is guaranteed by a director of the Company.

                                                                   Amount
                                                              --------------
                      2005                                    $      134,000
                      2006                                           130,000
                      Thereafter                                           -
                                                              --------------
                      Total future minimum rental payments    $      264,000
                                                              ==============

                  Rent expense under operating leases was approximately $123,000 and $70,000 for the years ended December 31, 2004 and 2003, respectively.


7.  Income        At December 31, 2004 and 2003, income tax expense from
    Taxes         continuing operations differs from the amount computed at
                  federal statutory rates as follows:

                                                                  2004              2003
                                                            -----------------------------------
                   Federal income tax benefit
                     (expense) at statutory rate            $       2,286,000 $      1,372,000
                   State income tax                                   336,000          236,000
                   Nondeductible stock option
                     expense                                        (243,000)        (382,000)
                   Permanent difference due to tax credits          (166,000)           91,000
                   Other                                              (7,000)                -
                   Change in valuation allowance                  (2,206,000)      (1,317,000)
                                                            -----------------------------------
                                                            $               - $              -
                                                            ===================================
--------------------------------------------------------------------------------
                                                                            F-14

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.  Income        Deferred tax assets (liabilities) are comprised of the
    Taxes         following at December 31, 2004:
    Continued

                  Net operating loss carryforward                 $   3,364,000
                  Research and development credit carryforward          490,000
                  Depreciation                                         (50,000)
                  Difference in book value of intangibles               115,000
                  Other                                                   3,000
                                                                  --------------
                                                                      3,922,000
                  Valuation allowance                                 3,922,000
                                                                  --------------
                                                                  $           -
                                                                  ==============

                  The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. As of December 31, 2004, the Company has determined that a valuation allowance is necessary for the entire amount of net deferred tax assets.

                  At December 31, 2004, the Company had net operating loss carryforwards of approximately $9,900,000 and research and development tax credit carryforwards of approximately $490,000. These carryforwards are available to offset future taxable income and begin to expire in 2021. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.


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

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.  Common        As amended on October 29, 2004, the Company and its
    Stock         controlling stockholders entered into agreements with Boston
    Continued     Scientific Corporation that superceded the term sheet and
                  agreement entered into between the parties on July 17, 2003.
                  Pursuant to the agreements, Boston Scientific Corporation purchased 1,090,147 shares of Rubicon Series A Preferred
                  Stock, convertible into 10,901,470 shares of Rubicon common stock, for $15 million. In addition, Rubicon's two largest stockholders, holding more than 50 percent of Rubicon's issued and outstanding shares of common stock, granted Boston
                  Scientific a binding irrevocable option to acquire all of their shares for an initial consideration of $2 per share payable, at the option of Boston Scientific, in cash or shares of Boston Scientific common stock plus additional "earn-out" amounts of up to $1.50 per share if certain performance milestones are achieved. Boston Scientific agreed that if it exercises the option to acquire the shares of the two largest stockholders, it will also make an offer to acquire all shares of common stock of Rubicon held by all other stockholders on the same terms, including price and form of consideration.

                  The option is exercisable until 90 days after Rubicon's receipt of FDA clearance for the Rubicon Filter. The "earn-out" amounts generally consist of an additional $0.50 per share if Rubicon develops a stroke therapy device that meets certain stringent independent testing requirements prior to the amended date of March 31, 2006, and an additional amount of $1.00 per share if net sales of Rubicon's embolic protection filter exceed $50 million in any twelve-month period during the five years following its receipt of FDA marketing clearance for the Rubicon Filter. Boston Scientific is not obligated to pay any of the earn-out amounts unless it exercises the option.

9.  Preferred     The Company has authorized 5,000,000 shares of preferred stock
    Stock         having a par value of $.001. The rights, terms and preferences of preferred stock are set by the Board of Directors. As of December 31, 2004, the Board of Directors has only set rights, terms and preferences of Series A preferred stock for issue.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.  Preferred     As of December 31, 2004, there were 1,090,147 shares of Series
    Stock         A preferred stock outstanding. The rights, terms, and
    Continued     preferences of the outstanding Series A preferred stock are as follows:

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

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10. Stock Option  The Company has a Stock Option Plan (the Option Plan) which
    Plan reserves 6,000,000 shares of the Company's authorized but unissued common stock for the granting of stock options.

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

                  A schedule of the options is as follows:

                                                                           Exercise
                                                            Number of         Price
                                                             Options        Per Share
                                                      --------------------------------
                  Outstanding at January 1, 2003             3,844,000       .14-1.00
                       Granted                               2,389,000       .22- .80
                       Forfeited                              (300,000)          1.00
                                                      --------------------------------

                  Outstanding at December 31, 2003           5,933,000       .14- .80
                       Granted                                 111,500       .87-1.18
                       Exercised                               (50,000)           .22
                       Forfeited                               (45,000)           .80
                                                      --------------------------------

                  Outstanding at December 31, 2004           5,950,000     $ .14-1.18
                                                      ================================

                  On December 31, 2004, the Company had no options available for grant under the Option Plan. On April 22, 2003, the Company repriced all outstanding employee stock options. Options previously granted and repriced to an exercise price of $.34 per share were repriced to $.22 per share, the market price for the Company's common stock on the date of such repricing. As a result of the repricings, these options are accounted for as variable stock options. Compensation cost for repriced, variable stock options of approximately $715,000 and $1,091,000, respectively has been recorded by the Company during the years ended December 31, 2004 and 2003 (see note
                  1).

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11. Stock-Based   The following table summarizes information about stock options
    Compensation  outstanding at December 31, 2004:

                                              Outstanding                     Exercisable
                                 ----------------------------------------------------------------
                                                Weighted
                                                 Average       Weighted                  Weighted
                    Range of                    Remaining       Average                  Average
                    Exercise         Number     Contractual    Exercise     Number       Exercise
                     Prices        Outstanding  Life (Years)     Price    Exercisable     Price
                  -------------------------------------------------------------------------------
                     $ .14 -  .22    5,219,000           7.4    $    .22    2,992,000     $   .22
                     $  23 - 1.18      731,000           8.6    $    .71      160,000     $   .68
                  -------------------------------------------------------------------------------
                     $ .14 - 1.18    5,950,000           7.51   $    .27    2,545,000     $   .24
                  ===============================================================================

12. Related       During the year ended December 31, 2004, a company controlled
    Party         by a director, officer and shareholder of Rubicon was engaged
    Transactions  to construct certain tenant improvements to Rubicon's facilities. The cost of the improvements totaled approximately
                  $64,000.

                  During the year ended December 31, 2004, Rubicon paid approximately $255,000 to a company controlled by a director, officer and shareholder of the Company, as reimbursement for actual expenses incurred and capital expenditures paid by that company on behalf of Rubicon.

                  On October 29, 2003, the Company entered into a Transaction Agreement, which was amended on October 29, 2004 with Boston Scientific Corporation and Boston Scientific Corporation entered into stock option agreements with the Company's controlling stockholders.

                  On April 13, 2005, Boston Scientific Corporation exercised their option to purchase the outstanding shares of the Company as disclosed in note 17 of the financial statements.

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

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13. Supplemental  During the year ended December 31, 2004 the Company:
    Disclosure of
    Cash Flow              o        Hired an employee that had previously
    Information                     provided consulting services to the Company.
                                    As a result of the individuals change in employment status, the accounting for stock options granted to the individual changed, resulting in a decrease in deferred compensation and additional paid-in-capital of $42,000

                           o Issued stock options that were recorded as deferred compensation of $32,000. The deferred compensation is being amortized over the vesting period of the stock options.

                  During the year ended December 31, 2003 the Company:

                           o        Purchased fixed assets with debt totaling
                                    $54,000.

                           o Issued stock options in exchange for deferred compensation of $138,000.

                  Actual amounts paid for interest and income taxes are as follows:

                                                            Years Ended
                                                            December 31,
                                                   -----------------------------
                                                       2004            2003
                                                   -----------------------------
                    Interest                        $     6,000     $    12,000
                                                   =============================
                    Income taxes                    $         -     $         -
                                                   =============================

14. Commitments   Employment Agreement
    and
    Contingencies The Company has entered into an employment agreement with the
                  President and Chief Executive Officer which expires December
                  31, 2007. The agreement provides the employee with an annual base salary, bonus, other employee benefits and a severance package if terminated.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14. Commitments   401 (k) Plan
    and
    Contingencies The Company has a 401(k) Retirement Savings Plan (the Plan).
    Continued     All employees are eligible to participate in the Plan after one year of service. The Company contributes up to 4% of participants' annual compensation on a discretionary basis.

                  The Company contributions vest over a five-year period. Contribution expense for the years ended December 31, 2004 and 2003 were approximately $21,000 and $12,000, respectively.

                  License Agreements

                  The Company has entered into a license agreement with a university. Under the agreement, the Company has the exclusive right to develop, market and sub-license certain technology. Royalties equal to 3% of net sales on products developed by the Company from the technology and 15% of revenues received from sub-licensees must be paid to the University of Southern California (USC). A minimum royalty of $5,000 is due each year. Royalty expense totaled $5,000 for each of the years ended December 31, 2004 and 2003.

                  Registration Rights

                  The Company has a registration rights agreement, under which the Company granted Boston Scientific Corporation certain demand and "piggy back" registration rights with respect to the 2,000,000 shares of the common stock acquired by Boston in July 2003 and the 10,901,470 shares of the common stock issuable upon conversion of the Series A Preferred Stock, subject to the conditions set forth therein. The demand registration rights may not be exercised while Boston Scientific Corporation's option to purchase the controlling shareholder's stock is in effect.


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

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16. Recent        In November 2004, the FASB issued SFAS No. 151, Inventory
    Accounting    Costs. The statement amends Accounting Research Bulletin (ARB)
    Pronounce-    No. 43, Inventory Pricing, to clarify the accounting for
    ments         abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company's current financial condition or results of operations.

                  In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting For Nonmonetary Transactions, is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

                  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which is effective for public companies for interim or annual periods beginning after June 15, 2005. This statement will have a significant impact on our consolidated statements of operations, as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net loss within our footnotes as is our current practice. We intend to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from our pro forma disclosures as described in Note 1 to the Consolidated Financial Statements.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17. Subsequent    On April 13, 2005, the Transaction Agreement entered into by
    Event         the Company and its controlling stockholders and Boston
                  Scientific Corporation dated as of October 29, 2003, as amended September 30, 2004 (the "Transaction Agreement"), and the related Option Agreements (the "Option Agreements") dated as of October 29, 2003 entered into among Boston, Acquisition
                  Corp. and each of Berger Family Enterprises, David B. Berger
                  (the "Berger Stockholders"), the Richard J. and Marla A.
                  Linder Family Limited Partnership, and Richard J. Linder (the
                  "Linder Stockholders" and collectively with the Berger
                  Stockholders, the "Controlling Stockholders") were amended and restated to, among other things, reduce the exercise period of the options to one calendar day, reduce the exercise price of the options from $2.00 per share to $1.50 per share in the case of the Linder Stockholders and from $2.00 per share to $0.79 per share in the case of the Berger Stockholders, reduce the aggregate potential earn-out payments from $1.50 per share to $1.44 per share, and change the performance milestone events required to be achieved as a precondition to payment of such earn-out amounts. Immediately following the execution of the amended agreements, Boston exercised its purchase option to acquire the shares of the Controlling Stockholders thereby acquiring control of Rubicon and triggering its obligation to commence a cash tender offer for the other issued and outstanding shares of the Company's common stock at a price of $1.50 per share plus the potential earn-out payments. The earn out payments are based on the achievement of certain milestones including FDA approval for the Rubicon Filter and achieving certain levels of sales of the Rubicon Filter after FDA approval is achieved.

                  Acquisition of Intellectual Property Rights

                  Prior to the execution of the Amended Agreements, Rubicon entered into an exclusive license and purchase agreement dated as of April 12, 2005 with Jacques Seguin pursuant to which Rubicon acquired an exclusive license to use, and an option to purchase, certain patents and patent applications in consideration of license and option payments in the total amount of $7 million, $6 million of which is anticipated will be paid shortly and the balance of which is payable upon FDA approval of an infringing product.

--------------------------------------------------------------------------------

                                                     RUBICON MEDICAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

18. Legal         On April 14, 2005 a purported class action complaint was filed
    Proceeding -  in the New Castle County Court of Chancery for the State of
    Subsequent    Delaware against Rubicon, the directors of Rubicon, Boston
    Event         Scientific and Acquisition Corp., generally alleging breaches of fiduciary duties and seeking to enjoin Boston Scientific's proposed acquisition of Rubicon's publicly owned shares. No amounts have been recorded in the accompanying consolidated financial statements as a result of the litigation.





--------------------------------------------------------------------------------
                                                                            F-24